Form 10-Q
period 2000-09-30
SYNAVANT INC
filed 2000-11-14
CIK 1116141

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                         Commission File Number: 0-30822


                                  SYNAVANT INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                22-2940965
-----------------------------------       -----------------------------------
       (State of Incorporation)           (I.R.S. Employer Identification No.)

  3445 PEACHTREE ROAD NE, SUITE 1400
             ATLANTA, GA                               30326
----------------------------------------       ------------------------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (404) 841-4000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Title Of Class                            Shares Outstanding
          --------------                            at November 1, 2000
           Common Stock,                            -------------------
     par value $.01 per share                        14,832,297 Shares


                                  SYNAVANT INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.         FINANCIAL INFORMATION                                                         PAGE NO.


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Statements of Financial Position                                          2
         September 30, 2000 and December 31, 1999

         Condensed Consolidated Statements of Operations                                                  3
         Three Months and Nine Months Ended September 30, 2000 and 1999

         Condensed Consolidated Statements of Comprehensive Income                                        4
         Three Months and Nine Months Ended September 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows                                                  5
         Nine Months Ended September 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements                                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                               13
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      31

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                32

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                        32

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                  32

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              32

ITEM 5. OTHER INFORMATION                                                                                32

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                 32

SIGNATURES                                                                                               33


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                  SYNAVANT INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      2000                1999
                                                                                   (UNAUDITED)          (AUDITED)
                                                                                ------------------ --------------------
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents                                                            $ 17,385           $  3,464
Accounts receivable-net                                                                44,419             46,124
Other receivables                                                                       4,308                467
Other current assets                                                                    5,610              3,664
------------------------------------------------------------------------------- ------------------ --------------------
         Total Current Assets                                                          71,722             53,719
------------------------------------------------------------------------------- ------------------ --------------------
Property, plant and equipment-net                                                      13,616             15,633
Computer software - net                                                                15,934             30,429
Goodwill - net                                                                         55,948            167,363
Long term notes receivable                                                              2,500                 --
Other assets                                                                            1,720              1,155
------------------------------------------------------------------------------- ------------------ --------------------
          Total Long Term Assets                                                       89,718            214,580
------------------------------------------------------------------------------- ------------------ --------------------
TOTAL ASSETS                                                                         $161,440           $268,299
=============================================================================== ================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable                                                                      $10,736             $8,596
Accrued and other current liabilities                                                  15,497             18,913
Accrued income taxes                                                                    2,716              4,158
Deferred revenue                                                                        9,539              6,202
------------------------------------------------------------------------------- ------------------ --------------------
         Total Current Liabilities                                                     38,488             37,869
------------------------------------------------------------------------------- ------------------ --------------------
Deferred taxes                                                                          2,208              7,986
Accrued liability due to former parent                                                  9,000                 --
Other liabilities                                                                         166                910
------------------------------------------------------------------------------- ------------------ --------------------
TOTAL LIABILITIES                                                                     $49,862            $46,765
=======================================================================================================================

Commitments and contingencies (see note 4)
Minority interests                                                                        611                690

SHAREHOLDERS' EQUITY:
Common Stock, par value $.01, authorized 41,000,000 shares;
14,832,297 shares outstanding at September 30, 2000                                       148                 --
Other Shareholders' Equity                                                            110,819            220,154
------------------------------------------------------------------------------- ------------------ --------------------
TOTAL SHAREHOLDERS' EQUITY                                                           $111,578           $220,844
------------------------------------------------------------------------------- ------------------ --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $161,440           $268,229
=============================================================================== ================== ====================

                     See accompanying Notes to the Condensed
                  Consolidated Financial Statements (unaudited).


                                  SYNAVANT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ---------------- ----------------- --------------- ----------------
                                                                2000              1999             2000            1999
                                                           ---------------- ----------------- --------------- ----------------
Revenues:
   Software fees                                               $     688        $   1,126         $   4,971      $    7,440
   Software services                                              21,460           19,418            64,856          64,014
   Interactive marketing                                          20,549           23,983            66,078          68,536
---------------------------------------------------------- ---------------------------------- --------------------------------
TOTAL REVENUES                                                    42,697           44,527           135,905         139,990
---------------------------------------------------------- ---------------------------------- --------------------------------
Operating Costs:
   Software fees                                                   6,117            1,122             7,258           1,639
   Software services                                              15,595           11,970            43,483          32,644
   Interactive marketing                                          17,383           20,147            56,808          57,871
---------------------------------------------------------- ---------------------------------- --------------------------------
TOTAL OPERATING COSTS                                             39,095           33,239           107,549          92,154
---------------------------------------------------------- ---------------------------------- --------------------------------
Research and development                                           3,015            3,293             9,814           9,165
Selling and administrative expenses                                7,583            3,492            23,523          20,664
Depreciation and amortization                                    115,860            6,319           128,417          18,264
Year 2000 costs                                                       --              924                --           2,100
Spin-Off related costs                                             1,103               --             1,103              --
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------
OPERATING LOSS                                                  (123,959)          (2,740)         (134,501)         (2,357)
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------
Other Expense--Net                                                  (513)               4              (409)             19
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES                          (124,472)          (2,736)         (134,910)         (2,338)
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------
Benefit for Income Taxes                                           5,638            5,487             5,557           4,703
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------
NET INCOME (LOSS)                                               (118,834)           2,751          (129,353)          2,365
========================================================== ================ ================= =============== ================

Net Income (Loss) per share of common  stock:  basic and          ($8.02)           $0.18            ($8.69)          $0.15
diluted
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------

Weighted average shares outstanding used in calculation           14,814            15,558           14,890          15,722
---------------------------------------------------------- ---------------- ----------------- --------------- ----------------
                     See accompanying Notes to the Condensed
                 Consolidated Financial Statements (unaudited).


                                  SYNAVANT INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ----------------- ----------------- ------------------ ----------------
                                                                   2000              1999              2000              1999
                                                             ----------------- ----------------- ------------------ ----------------
Net Income (Loss)                                                ($118,834)           $2,751         ($129,353)            $2,365
Other Comprehensive Income, Net of Taxes:
Unrealized loss on securities available for sale                      (202)               --              (202)                --
Effect of Foreign Currency Translation                                  13                91              (823)               365
------------------------------------------------------------ ----------------- ----------------- ------------------ ----------------
------------------------------------------------------------ ----------------- ----------------- ------------------ ----------------
Comprehensive Income (Loss)                                      ($119,023)           $2,842         ($130,378)            $2,730
============================================================ ================= ================= ================== ================

                     See accompanying Notes to the Condensed
                 Consolidated Financial Statements (unaudited).


                                  SYNAVANT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                 -------------------------------------------
                                                                                         2000                  1999
                                                                                 ---------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss)                                                               ($129,353)                $2,365

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Depreciation and amortization                                                     128,417                 18,268
     Amortization of capitalized computer software                                       6,961                  1,742
     Deferred income taxes                                                              (2,514)                (1,949)
Changes in operating assets and liabilities:
     Accounts receivable                                                                  (158)                 9,641
     Accounts payable                                                                    2,715                     38
     Accrued and other liabilities                                                      (2,610)               (11,269)
     Accrued income taxes                                                                 (957)                (5,733)
     Deferred revenue                                                                    3,566                 (7,916)
     Other                                                                              (1,798)                  (627)
-------------------------------------------------------------------------------- ---------------------- --------------------
NET CASH PROVIDED BY/(USED IN)  OPERATING ACTIVITIES                                     4,269                  4,560
-------------------------------------------------------------------------------- ---------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (5,195)                (2,980)
     Additions to computer software                                                     (3,914)                (4,416)
     Other                                                                                 (28)                   775
-------------------------------------------------------------------------------- ---------------------- --------------------
NET CASH USED IN  INVESTING ACTIVITIES                                                  (9,137)                (6,621)
-------------------------------------------------------------------------------- ---------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under leasing obligations                                                   (385)                  (572)
     Net transfers from IMS HEALTH                                                      18,984                  3,933
-------------------------------------------------------------------------------- ---------------------- --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               18,599                  3,361
-------------------------------------------------------------------------------- ---------------------- --------------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents                              190                    (44)
-------------------------------------------------------------------------------- ---------------------- --------------------
 Increase in Cash and Cash Equivalents                                                  13,921                  1,256
 Cash and Cash Equivalents, Beginning of Period                                          3,464                  2,406
-------------------------------------------------------------------------------- ---------------------- --------------------
 Cash and Cash Equivalents, End of Period                                             $ 17,385                 $3,662
-------------------------------------------------------------------------------- ---------------------- --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Excluded from the Statement of Cash Flows are certain non-cash asset and liability transfers in accordance with the distribution agreement totaling approximately $16,841 which are recorded as a credit to additional paid in capital (See Note 3).

                     See accompanying Notes to the Condensed
                 Consolidated Financial Statements (unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of SYNAVANT Inc. (the "Company" or "SYNAVANT") in the Information Statement on Form 10 relating to the SYNAVANT Common Stock payable to IMS HEALTH Incorporated ("IMS HEALTH") shareholders of record on July 28, 2000. These condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets, and amounts of revenues and expenses. Actual results may differ from those estimated. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.

ORGANIZATION. On August 31, 2000, IMS HEALTH completed the spin off of SYNAVANT Inc. to its shareholders (the "Distribution" or "Spin"). SYNAVANT serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making. The SYNAVANT business is composed of the pharmaceutical industry automated sales and marketing support business of IMS HEALTH Strategic Technologies, Inc., certain other foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's interactive and direct marketing businesses, including the business of Clark-O'Neill, Inc. ("Clark O'Neill"); and Permail Pty., Ltd. ("Permail"), in which SYNAVANT owns 51%. These businesses prior to the spin were managed by IMS HEALTH and reported within IMS HEALTH's consolidated financial statements. In connection with the Spin, the Company and IMS HEALTH entered into a Distribution Agreement dated August 31, 2000 which described certain matters related to the transaction (See Note
3).

The condensed consolidated financial statements include allocations of certain IMS HEALTH corporate and other expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services and other corporate overhead) relating to the Company's business for the eight months ended August 31, 2000 (the period prior to Spin) and the nine months ended September 30, 1999 (the "Respective Periods"). Management believes the methods used to allocate these costs are reasonable. The condensed consolidated financial statements exclude allocations of revenues and costs for related party transactions with IMS HEALTH as it relates to the licensing of data, except for the periods post Spin which include costs consistent with the executed agreements dated August 31, 2000. The financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during the periods presented prior to the Spin. Further, the Company will incur additional costs to operate as a separate stand-alone public company. These incremental costs are expected to be significant to the results of operations and are not yet fully reflected in the Company's results as the transition is not complete.

INCOME TAXES. The results of the Company have been included in the consolidated federal and certain state and non-U.S. income tax returns of IMS HEALTH for the twelve months ended December 31, 1999 and the eight months ended August 31, 2000. The provision for income taxes in the Company's condensed consolidated financial statements has been determined as if SYNAVANT was a separate company during these respective periods.

REVENUE RECOGNITION. In connection with the Company's interactive marketing services, the Company recognizes postage, handling and other direct third party costs separately charged to its customers as revenue with the related expenses included in operating costs and in the accompanying interim financial statements. Interactive marketing revenues and operating costs include revenue and costs totalling $5,682 and $19,410 for the three and nine months ended September 30, 2000 and $8,198 and $20,679 for the three and nine months ended September 30, 1999, respectively.

BASIC AND DILUTED INCOME/(LOSS) PER SHARE. Basic and diluted income per share ("EPS") are calculated in accordance with Statement of Financial Standards No.
128. For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for both the three and nine month periods ended September 30, 2000 and 1999 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive.

The Distribution resulted in a tax-free dividend to shareholders of IMS HEALTH who received one share of SYNAVANT Common Stock for every 20 shares of IMS HEALTH common stock held as of July 28, 2000. Basic and diluted income per share and the average number of shares outstanding for the three and nine months ended September 30, 2000 and 1999 were adjusted to reflect the twenty-for-one reverse stock split. In 2000, the EPS computation includes the weighted average number of common shares of IMS HEALTH common shares outstanding for the two and eight months ended August 31, 2000 and the weighted average number of common shares of SYNAVANT for the one month ended September 30, 2000. The EPS computation for the three and nine months ended September 30, 1999 includes the weighted average number of IMS HEALTH common shares outstanding for the respective periods.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2. SIEBEL ALLIANCE AND ASSET IMPAIRMENT

On July 19, 2000 the Company announced a five-year strategic alliance with Siebel Systems, Inc. ("Siebel"), a leading provider of eBusiness application software, to develop, market, and sell an integrated eBusiness software and service solution featuring Siebel ePharma, a pharmaceutical version of Siebel eBusiness Applications, and the Company's global implementation and support capabilities. Through the alliance, the Company will deliver eBusiness solutions to customers worldwide in the pharmaceutical, biotechnology and healthcare industries.

As part of the strategic alliance, SYNAVANT and Siebel entered into (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for SYNAVANT's internal use. Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel Licensed software. Under this arrangement, SYNAVANT has the right to distribute and sublicense Siebel software products to companies in the life sciences industry worldwide in conjunction with SYNAVANT's own proprietary software and services. As part of the arrangement, Siebel and SYNAVANT share in the sublicensing and maintenance fees generated from the licensing of the Siebel software.

Additionally, the Reseller Agreement limits the extent to which SYNAVANT may independently develop, integrate, market, license or distribute products that are directly competitive with those packaged and promoted by Siebel. SYNAVANT may, however, continue to license and support its existing Cornerstone and Premiere customers. The Company believes that the Alliance with Siebel significantly alters the Company's product offerings and product development opportunities in the future. In addition, the Company has reduced its remaining period of amortization of goodwill to 5 years to reflect the term of the agreement with Siebel. The agreement between the Company and Siebel may be terminated unilaterally by either party at the end of the 5-year term.

Under the terms of the alliance, SYNAVANT is contractually obligated to discontinue the future enhancement and development of the Cornerstone and Premiere products, but will continue to support users of these products under current and future contracts. Management anticipates that these products will eventually be phased out and replaced by a new generation of joint solution offerings incorporating Siebel technology. The Siebel alliance is expected to negatively impact profitability and cash flow in 2000 as a result of sharing of license and maintenance fees, increased expenditures for training and product development and other related cash expenditures as well as non-cash charges. In addition, 2000 operating results may also be adversely affected as new clients may defer installation of SYNAVANT software until the SYNAVANT and Siebel joint solution offering has been evaluated by customers.

As a result of this transaction and the Distribution, the Company believes that a significant portion of its computer software (including acquired technology) and enterprise-wide goodwill is not recoverable. The Company has completed its assessments of the financial impact of the Siebel alliance and the Distribution with respect to determining the amount of the accelerated amortization of capitalized software and the impairment of enterprise-wide goodwill. The Company performed a net realizable value analysis to determine the recoverability of its capitalized software assets (including acquired technology). Based on the result of this analysis, the Company recorded
$14,553 of accelerated amortization, in the period ended September 30,

2000, related to costs determined to be unrecoverable. The analysis took into consideration the impact of the Siebel alliance and the Distribution on the in-process technology and core technology resulting from the Walsh acquisition in 1998. As a result of the Alliance, the remaining In-Process Research and Development project has been discontinued and the core technology has been incorporated into the net realizable value analysis. This non-cash charge of $14,553 is included in the Condensed Consolidated Statements of Operations within the Software Fee Operating Costs ($5,385) and Depreciation and Amortization ($9,168) for the three and nine months ended September 30, 2000. The Company will continue to amortize the remaining costs over the period of expected benefit and will continue to assess the recoverability of its capitalized software in accordance with its accounting policies. Under its accounting policy for goodwill impairment, the Company completed a discounted cash flow analysis on an enterprise-wide basis, resulting in an impairment charge of $100,900 of goodwill in the period ended September 30, 2000. The Company will continue to assess the recoverability of its goodwill balance in accordance with its accounting policies.

NOTE 3. DISTRIBUTION AGREEMENT

In accordance with the Distribution Agreement, as of the spin date, IMS HEALTH conveyed title to certain assets and transferred certain liabilities. The net assets recorded by SYNAVANT on the spin date to reflect this capital contribution totaled approximately $16,841. The net assets received included $10,707 of cash which may be subject to adjustment in accordance with the Distribution Agreement. The amount of the adjustment is expected to be completed in the company's fourth quarter and could result in a payable to IMS HEALTH of as much as $1,500. The Company also assumed a liability of up to $9,000 in connection with the agreement whereby SYNAVANT will bear 50% of IMS HEALTH's share of certain of the liabilities as discussed in Note 4.

In addition, pursuant to the Distribution Agreement, the Company is contractually obligated to receive shares of Gartner Group common stock with a fair value of $4,000 as of the close of business on the spin date and a note receivable from a third party with a carrying value of $2,500. The Gartner Group shares are subject to certain contractual restriction on transfer and voting that were agreed to as part of the Gartner Group distribution. Title to these assets has not been conveyed to the Company as of September 30, 2000. The Company has classified these amounts on the balance sheet as Distribution Receivables (in current assets) and is accounting for them in accordance with the underlying assets to be received. In addition, the value of Gartner Shares declined by $1.75 per share or 13% during the month ended September 30, 2000. This decline in value has been recorded as an other comprehensive loss for the period. To facilitate the Distribution, IMS HEALTH has committed to certain credit support arrangements with SYNAVANT. The IMS HEALTH credit support letter will, if necessary, provide certain credit support sufficient to meet the working capital needs of SYNAVANT up to the one year anniversary of the distribution date.

NOTE 4. CONTINGENCIES

SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

In addition, the Company is subject to certain other contingencies discussed below.

In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter. The Company has explained these liabilities in further detail in the SYNAVANT Inc. Registration Statement on Form 10 which became effective August 25, 2000. Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9,000 for these liabilities. Management believes it is probable that either or both of these matters will have an unfavorable outcome and as a result the Company has recorded a $9,000 liability associated with these matters as part of the Distribution. If an unfavorable outcome occurs, the $9,000 amount is due and payable in 2003.

NOTE 5. OPERATIONS BY SEGMENT

The Company delivers pharmaceutical relationship management solutions globally in approximately 30 countries. The Company's chief operating decision-makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company's country of domicile. The Europe Segment includes the operations of the United Kingdom, which is the largest country in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.


                                                                                                      ASIA
                                                                    AMERICAS          EUROPE         PACIFIC          TOTAL
                                                                   ---------        ---------       ---------       ---------

NINE MONTHS ENDED SEPTEMBER 30, 2000
  Operating Revenues                                               $  80,102        $  42,319       $  13,484       $ 135,905
  Segment Operating Income (Loss)                                   (137,158)           1,934             723        (134,501)
  Non-Operating Income (Loss)                                                                                            (409)
  Loss before Income Taxes                                                                                           (134,910)
  Income Taxes                                                                                                          5,557
  Net Income (Loss)                                                                                                  (129,353)
  Segment Depreciation and Amortization of Capitalized
    Software                                                         133,565            1,258             555         135,378
  Segment Capital Expenditures                                         4,118              816             261           5,195
  Identifiable assets at September 30, 2000                          121,184           34,162           6,094         161,440
                                                                   =========        =========       =========       =========


NINE MONTHS ENDED SEPTEMBER 30, 1999
  Operating Revenues                                               $  78,134        $  45,461       $  16,395       $ 139,990
  Segment Operating Income (Loss)                                    (12,211)           9,141             713          (2,357)
  Non-Operating Income                                                                                                     19
  Loss before Income Taxes                                                                                             (2,338)
  Income Taxes                                                                                                          4,703
  Net Income                                                                                                            2,365
  Segment Depreciation and Amortization of Capitalized
    Software                                                          19,237              931             620          20,788
  Segment Capital Expenditures                                         1,075            1,617             288           2,980
  Identifiable assets at September 30, 1999                          229,534           29,671           8,708         267,913
                                                                   =========        =========       =========       =========



Information about the Company's operations and long-lived assets by geography is as follows:

                                                                                                             Rest of

                                                               U.S.           UK              Australia      World (2)      Total

                                                    -------------------------------------------------------------------------------

Nine Months Ended September 30, 2000

Operating Revenue                                           $ 75,309        $ 18,955        $ 13,034        $ 28,607        $135,905

Long Lived Assets (1)                                         73,606           9,072           1,025           2,321          86,024

Nine Months Ended September 30, 1999

Operating Revenue                                           $ 72,528        $ 19,151        $ 15,537        $ 32,774        $139,990

Long Lived Assets (1)                                        204,111          10,149           1,504           2,626         218,390

(1) Comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998. This goodwill and related amortization, although predominately related to Walsh's foreign operations, was allocated to the parent company in the U.S. and has not been allocated on a country by country basis.

(2) Rest of World is primarily comprised of operations in Europe.

Note  6.  Earnings Per Share (EPS)

The Company's earnings per share information is presented for the periods prior to the Distribution with adjustments for the impact of IMS HEALTH stock options that were held by SYNAVANT employees and for the 20:1 reverse split that occurred at the time of Distribution. For the one month period after the Distribution the Company presents it's equity structure resulting from the Distribution and adjusts for the impact of SYNAVANT stock options. The weighted-average shares used in the EPS calculation are as follows:

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                    ------------------                 -----------------

                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                       -------------                     -------------

                                  2000            1999             2000             1999
                                  ----            ----             ----             ----

Basic                             14,814          15,558           14,890           15,722

Diluted                           14,828          15,599           14,913           15,780

NOTE  7. SUBSEQUENT EVENT

During the fourth quarter SYNAVANT received approval from it's Board of Directors to divest certain assets related to a part of its Interactive Marketing business that provides managed care consulting services. This business had revenues of $5,204 and an operating loss of $353 in 1999. On October 27, 2000, the Company sold these assets for a nominal amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: risks associated with operating on a global basis; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; the ability to successfully maintain historic effective tax rates; regulatory, legislative and enforcement initiatives; the ability to obtain future financing on satisfactory terms; and consolidation in the pharmaceutical industry. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading "Factors That May Affect Future Performance." The Company assumes no obligation to update any such forward-looking statements.

                                    OVERVIEW

         On August 31, 2000, SYNAVANT was spun off from IMS HEALTH Incorporated, a provider of information solutions to the pharmaceutical and healthcare industries. The Company serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making. Simultaneous with the spin-off, Clark-O'Neill, Inc. ("Clark-O'Neill"), another wholly-owned subsidiary of IMS Health, merged into SYNAVANT in order to change its state of incorporation from New Jersey to Delaware.

         Pursuant to the spin-off, shares of SYNAVANT common stock were distributed to the shareholders of IMS HEALTH. This transaction was structured as a tax-free dividend to the stockholders of IMS HEALTH, who received one share of SYNAVANT Common Stock (together with the associated preferred share purchase right) for every 20 shares of IMS HEALTH Common Stock held as of the record date for the Distribution. Historically, these businesses and products were managed as part of the core IMS segment of IMS HEALTH.

         This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.

SIEBEL ALLIANCE

         On July 19, 2000 the Company announced a five-year strategic alliance with Siebel Systems, Inc. ("Siebel"), a leading provider of eBusiness application software, to develop, market, and sell an integrated eBusiness software and service solution featuring Siebel ePharma, a pharmaceutical version of Siebel eBusiness Applications, and the Company's global implementation and support capabilities. Through the alliance, the Company will deliver eBusiness solutions to customers worldwide in the pharmaceutical, biotechnology and healthcare industries.

         The Company expects the alliance to generate incremental revenue from new products and services and expanded market opportunities. As part of the alliance, the Company has agreed with Siebel to a revenue-sharing agreement for certain new client contracts that incorporate a joint solution offering as well as for certain new client contracts based on the Company's existing Cornerstone and Premiere software product offerings.

         Under the terms of the alliance, the Company is contractually obligated to discontinue the future enhancement and development of its Cornerstone and Premiere products, but will continue to support users of these products under current and future contracts. The Company anticipates that it will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology.

         The Company expects the alliance will have a negative impact on profitability and cash flow in 2000 as a result of sharing of license and maintenance fees, increased expenditures for training and product development and other related cash expenditures, as well as non-cash charges. In addition, 2000 operating results may also be adversely affected as new clients may defer installation of our software until customers have evaluated our joint solution offering.

         Please see Note 2 to the condensed consolidated financial statements for a further description of the alliance.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUE

         Revenue consists of software license fees ("Software Fees"), software services such as implementation, maintenance, help desk, and hardware services ("Software Services"), and interactive marketing services including direct mail and direct-to-physician marketing programs ("Interactive Marketing"). Total revenue decreased by 4.1% to $42,697 for the quarter ended September 30, 2000 from $44,527 for the quarter ended September 30, 1999. This decrease was due principally to lower volumes in interactive marketing in the U.S. and Australia, lower software fees in Europe and the impact of a stronger U.S. Dollar. Excluding the impact of a stronger U.S. Dollar, revenues were essentially unchanged.

         SOFTWARE FEES. Software Fees decreased to $688 for the quarter ended September 30, 2000 from $1,126 for the quarter ended September 30, 1999, a decrease of $438 and 38.9%. This decrease in revenue from software fees is primarily due to lower license fees in Europe due to the absence of 1999 Precise to Premiere upgrades (Precise is a legacy software product) partially offset by higher license fees in the U.S. resulting from a sales force expansion at one of the Company's major customers. In general, the Company has been experiencing a delay in the overall sales cycle for software products since it announced its alliance with Siebel in July 2000. The Company believes that the announcement has caused a major change in the market that requires most potential customers to re-evaluate decisions that are in the current sales pipeline. The Company expects the impact of the Siebel announcement on the selling cycle to slowly subside over the next three to six months. Excluding the impact of a stronger U.S. Dollar, Software Fees declined 36.6%.

         SOFTWARE SERVICES. Software Services revenue increased to $21,460 for the quarter ended September 30, 2000 from $19,418 for the quarter ended September 30, 1999, an increase of $2,042 and 10.5%. The increase in revenue from services is principally due to a higher installed base of Cornerstone users in the U.S., reflecting the new users added since third quarter of 1999, partially offset by lower implementation service volumes in Europe and Asia and the impact of a stronger U.S. Dollar. Excluding the impact of a stronger U.S. Dollar, Software Service revenues increased 16.0%.

         INTERACTIVE MARKETING. Interactive marketing revenues decreased to $20,549 for the quarter ended September 30, 2000 from $23,983 for the quarter ended September 30, 1999, a decrease of $3,434 and 14.3%. The decrease in interactive marketing revenues is primarily due to lower volumes in the U.S. due, in part, to the completion of certain sampling programs for two major customers, a general slow down of promotional spending by our customers and to a slow down in promotional activity in Australia during the 2000 Olympics. Excluding the impact of a stronger U.S. Dollar, Interactive Marketing revenues declined 11.1%.

OPERATING COSTS

         COST OF SOFTWARE FEES. Cost of Software Fees consists of amortization of development costs and third party software royalties. Cost of software fees increased to $6,117 for the quarter ended September 30, 2000, from $1,122 for the quarter ended September 30, 1999. Of this increase, $5,385 relates to the accelerated amortization of impaired software (see discussion of Siebel in "Overview" and Note 2). Excluding the accelerated amortization, the decrease in cost of software fees is principally due to lower software fee revenues.

         COST OF SOFTWARE SERVICES. Cost of software services revenue consists primarily of direct production, service, and technical support costs. Cost of software services revenue increased to $15,595 for the quarter ended September 30, 2000, up 30.3% from $11,970 for the quarter ended September 30, 1999. The increase in cost of software services is primarily due to higher costs associated with growing revenues, infrastructure improvements designed to increase the quality of customer support services, and higher technical support costs. Due to a growing installed user base, the Company increased spending levels for customer support to improve quality and capacity. Higher technical support costs were driven by the diversion of highly skilled technical staff to customer support and technical training activities during the transition required by the Siebel alliance.

         COST OF INTERACTIVE MARKETING. Cost of interactive marketing revenue decreased to $17,383 for the quarter ended September 30, 2000, down 13.7% from $20,147 for the quarter ended September 30, 1999. The decrease in the cost of interactive marketing is principally due to lower interactive marketing revenue which also declined by a comparable amount.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses principally consist of software development costs associated with new versions of software or new products. Research and development expenses decreased by 8.4% to $3,015 for the quarter ended September 30, 2000, from $3,293 for the quarter ended September 30, 1999. The decrease in research and development costs is principally attributable to the diversion of technical staff to customer support and technical training activities associated with the Siebel alliance.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses include sales and marketing expenses (including commissions), general management and corporate support activities. Selling and administrative expenses increased to $7,583 for the quarter ended September 30, 2000 from $3,492 for the quarter ended September 30, 1999. The increase in selling and administrative expenses is principally due to higher administrative costs associated with geographic expansion and additional costs to operate as a separate stand-alone public company. In addition, selling and administrative expense in 1999 were lower due to the timing of certain expenses. Selling and administrative expenses for the quarter ended September 30, 2000 are comparable to expense levels in the previous two quarters.

         DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization of $109,541 to $115,860 for the quarter ended September 30, 2000 as compared to September 30, 1999 primarily resulted from the impact of the goodwill impairment charge (see discussion of Siebel in "Overview" and Note 2).

OPERATING LOSS

         OPERATING LOSS. Operating loss excluding Spin related costs and impairment charges increased $4,663 to $7,403 for the quarter ended September 30, 2000 compared to a loss of $2,740 for the quarter ended September 30, 1999. The larger loss is primarily due to lower interactive marketing, software license and implementation revenues, higher operating costs in software services relating to customer support, and lower software capitalization.

TAXES

         The consolidated tax provision, calculated on a separate-company basis, was a benefit of $5,638 for the quarter ended September 30, 2000, compared with a benefit of $5,487 for the quarter ended September 30, 1999. The Company's effective tax rate is different than the U.S. federal statutory tax rate, principally due to the goodwill amortization resulting from the acquisition of Walsh and certain foreign losses, which are not deductible for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

         Total revenues for the nine months ended September 30, 2000 decreased by 2.9% to $135,905 from $139,990 for the nine months ended September 30, 1999. This decrease was due principally to lower software fees, lower interactive marketing revenue and the impact of a stronger the U.S. dollar, partially offset by higher service revenues. Excluding the impact of a stronger U.S. Dollar, revenues increased 1.0%.

         SOFTWARE FEES. Software Fees decreased to $4,971 for the nine months ended September 30, 2000 from $7,440 for the nine months ended September 30, 1999, a decrease of $2,469 and 33.2%. The decrease in software fees is primarily due to a slow down in customer purchases of software solutions in the first half of the year and the impact of the Siebel Alliance during the third quarter. Excluding the impact of a stronger U.S. Dollar, Software Fees revenue decreased 29.9%.

         SOFTWARE SERVICES. Services revenue increased to $64,856 for the nine months ended September 30, 2000 from $64,014 for the nine months ended September 30, 1999, an increase of $842 and 1.3%. The increase in revenue from services is principally due to higher maintenance and support services associated with a significant number of new Cornerstone users added at the end of 1999, offset by lower implementation fees and the impact of a stronger U.S. Dollar. Excluding the impact of a stronger U.S. Dollar, Software Services revenue increased 6.1%.

         INTERACTIVE MARKETING. Interactive marketing revenue decreased to $66,078 for the nine months ended September 30, 2000 from $68,536 for the nine months ended September 30, 1999, a decrease of $2,458 and 3.6%. The decrease in revenue from interactive marketing is primarily due to a general slowdown in promotional spending by our pharmaceutical clients. Excluding the impact of a stronger U.S. Dollar, Interactive Marketing revenue remained unchanged.

OPERATING COSTS

         COST OF SOFTWARE FEES. Cost of software fees increased to $7,258 for the nine months ended September 30, 2000, from $1,639 for the nine months ended September 30, 1999, an increase of $5,619. Of this increase $5,385 relates to the accelerated amortization of impaired software (see discussion of Siebel in "Overview" and Note 2). Excluding the accelerated amortization, the increase in cost of software fees is principally due to higher amortization costs associated with new releases of software that became generally available at the beginning of the year.

         COST OF SOFTWARE SERVICES. Cost of services increased to $43,483 for the nine months ended September 30, 2000, from $32,644 for the nine months ended September 30, 1999, an increase of 33.2%. The increase in cost of services is primarily due to revenue growth, infrastructure improvements to improve customer support and increase capacity and higher technical support costs.

         COST OF INTERACTIVE MARKETING. Cost of interactive marketing revenue decreased 1.8% to $56,808 for the nine months ended September 30, 2000, from $57,871 for the nine months ended September 30, 1999. The decrease in the cost of interactive marketing is primarily driven by the decline in interactive marketing revenue which declined by 3.6%.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by 7.1% to $9,814 for the nine months ended September 30, 2000 from $9,165 for the nine months ended September 30, 1999. The increase in research and development costs is principally attributable to higher expenditures in the first half of the year for the development of next generation software products, which have now been discontinued as a result of the Siebel alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel alliance in July 2000.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by 13.8% to $23,523 for the nine months ended September 30, 2000 from $20,664 for the nine months ended September 30, 1999. The increase in selling and administrative expenses is principally due to higher administrative costs associated with geographical expansion and additional costs to operate as a separate stand-alone public company. In addition, selling and administrative expense in 1999 were lower due to the timing of certain expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 2000 was $128,417. The amount attributable to the impairment charge was $110,068 (see discussion of Siebel in "Overview" and Note 2). Excluding this charge, depreciation and amortization remained essentially unchanged compared to the nine months ended September 30, 1999.

OPERATING LOSS

         OPERATING LOSS. Operating loss excluding Spin related costs and impairment charges increased $15,588 to a loss of $17,945 for the nine months ended September 30, 2000 from an operating loss of $2,357 for the nine months ended September 30, 1999. The larger loss is primarily due to lower interactive marketing, software license and implementation revenues, higher operating costs in software services relating to customer support, and lower software capitalization.

TAXES

         The Company's consolidated tax provision, calculated on a separate-company basis, was a benefit of $5,557 for the nine months ended September 30, 2000, compared with a benefit of $4,703 for the nine months ended September 30, 1999. The Company's effective tax rate is different than the U.S. federal statutory tax rate, principally due to the goodwill amortization resulting from the acquisition of Walsh and certain foreign losses, which are not deductible for tax purposes.

RESULTS BY SEGMENT:

         THE AMERICAS. Revenue for the nine months ended September 30, 2000 was $80,102 compared with $78,134 for the nine months ended September 30, 1999. The increase was largely due to higher software services and software fees. The operating loss for the nine months ended September 30, 2000 excluding Spin related costs and impairment charges was ($21,758) compared to a loss of ($12,211) for the nine months ended September 1999 due primarily to higher cost of Software Services and higher selling and administrative expenses.

         EUROPE. Revenue for the nine months ended September 30, 2000 was $42,319 compared with $45,461 for the nine months ended September 30, 1999. The decrease was largely driven by the absence of Precise to Premiere upgrade sales in 1999 and the impact of a stronger U.S. Dollar. Operating income for the nine months ended September 30, 2000 decreased to $1,934 from $9,141 in the nine months ended September 30, 1999 due to lower revenues and higher operating and selling and administrative expenses incurred due to increased competition and market pressures.

         ASIA PACIFIC. Revenue for the nine months ended September 30, 2000, decreased to $13,484 compared to $16,395 for the nine months ended September 30, 1999. The operating income increased slightly to $723 from $713 in the quarter period ended September 30, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company operated as an entity wholly-owned by IMS HEALTH prior to the distribution date and, as such, was dependent on IMS HEALTH for cash management, credit and financial resources on an as needed basis to fund operations and to fund seasonal cash needs.

         On September 13, 2000, the Company entered into a revolving credit facility (the "Facility") with SunTrust Bank that is guaranteed by IMS HEALTH. The amount borrowed under the Facility can not exceed $20,000,000 at any one time and the Facility terminates on December 13, 2000. As of November 10, 2000, the Company has not required the use of the credit facility.

         We currently estimate that our cash and financing needs for the next twelve months can be met by cash on hand, amounts available under our credit facility, the IMS HEALTH credit support letter, additional capital financing arrangements and cash flow from operations. If our credit facility is unavailable or if our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated. The Company is currently in discussions with various financial institutions to obtain a long-term credit facility.

SIEBEL ALLIANCE

         The Company expects the alliance will have a negative impact on profitability and cash flow in 2000 as a result of increased expenditures for training and product development and other related cash expenditures, as well as non-cash charges. In addition to the impact of revenue sharing, 2000 operating results may also be adversely affected as new clients may defer installation of our software solution until customers have evaluated the joint solution offering.


CASH FLOWS

         Net cash provided by operating activities totaled $4,269 for the nine months ended September 30, 2000 compared with net cash provided by operating activities of $4,560 for the nine months ended September 30, 1999. The decrease of $291 primarily reflects lower software fee and interactive marketing revenue as well as higher customer support costs in the U.S.

         Net cash used in investing activities totaled $9,137 for the nine months ended September 30, 2000 compared with $6,621 for the nine months ended September 30, 1999. The increase in cash usage of $2,516 was primarily due to higher capital expenditures associated with the Siebel Alliance.

         Net cash provided by financing activities totaled $18,599 for the nine months ended September 30, 2000 compared with net cash provided of $3,361 for the nine months ended September 30, 1999. The increase was primarily due to the cash contribution received through the Distribution Agreement.

CHANGES IN FINANCIAL POSITION AT SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO DECEMBER 31, 1999

         Cash and cash equivalents were $17,385 as of September 30, 2000 compared with $3,464 as of December 31, 1999. The increase in cash and cash equivalents of $13,921 was primarily due to the contribution of cash from IMS HEALTH of $10,707 and the delay of certain payments until early October.

         ACCOUNTS RECEIVABLES--NET. Decreased to $44,419 at September 30, 2000 from $46,124 at December 31, 1999 due to declines in revenues and focused efforts on collections.

          OTHER RECEIVABLES. Increased $3,841 to $4,308 primarily due to a distribution receivable recorded to reflect amounts owed by IMS HEALTH where the underlying assets have not yet been transferred (See Note 3).

         COMPUTER SOFTWARE-NET. Decreased $14,495 to $15,934 due to the impairment charge (see discussion of Siebel in "Overview" and Note 2) and the curtailment of development.

         GOODWILL-NET. Decreased to $55,948 at September 30, 2000 from $167,363 at December 31, 1999. The reduction was due to the impairment charge (see discussion of Siebel in "Overview" and Note 2).

         TOTAL EQUITY. Decreased to $111,578 at September 30, 2000 from $220,844 at December 31, 1999. The reduction was primarily due to the impairment charges recorded during the third quarter, operating losses, partially offset by contributions from IMS HEATLH.

                   FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         In addition to the information contained elsewhere in this document, you should carefully read the following risk factors related to the Company and its business.

FORECASTING FUTURE RESULTS MAY BE DIFFICULT SINCE WE HAVE ONLY RECENTLY BEGUN OPERATIONS AS AN INDEPENDENT COMPANY.

         We do not have an operating history as an independent public company and have relied on IMS HEALTH for various financial and administrative advice and services in conducting our operations. We now perform our own investor relations functions, and negotiate all contracts, including those with IMS HEALTH, at arm's length. As an independent company, we may not continue to generate cash flow at the same level as we did as a wholly-owned subsidiary of IMS HEALTH. Additionally, the Company may not be able establish the financial and administrative structure necessary to operate successfully as an independent public company. Finally, the development of such structure may require a significant amount of management's time and other resources.

OUR SUCCESS DEPENDS ON THE STRENGTH OF THE PHARMACEUTICAL INDUSTRY.

         Our products and services are primarily used in connection with the marketing and sale of prescription-only drugs. The market for prescription-only drugs is undergoing a number of significant changes, including:

     o consolidations and mergers, which may reduce the number of existing customers and the size of their combined sales forces, and could also alter implementation and purchase cycles;

     o reclassification of formerly prescription-only drugs to permit over-the-counter sales;

     o competitive pressures on our pharmaceutical customers resulting from the continuing shift to delivery of healthcare through managed care organizations; and

     o changes in law, such as government-mandated price reductions for prescription-only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located.

Our failure to respond effectively to any or all of these and other changes in the marketplace for prescription-only drugs could have a material and adverse effect on our business, operating results and financial condition.

IF OUR ALLIANCE WITH SIEBEL IS UNSUCCESSFUL, OUR BUSINESS MAY SUFFER MATERIALLY.

         You should note the following risk factors relating to our alliance with Siebel:

     o We have no prior history of selling the Siebel products within the markets we currently serve;

     o We may not be able to implement successfully the changes to our business model necessitated by the Siebel alliance;

     o Under the terms of the alliance, we are contractually obligated to discontinue the future enhancement and development of our Cornerstone and Premiere products, but we will continue to support users of these products under current and future contracts. Management anticipates that we will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology. We will continue to develop add-on applications that will be functional for Siebel, Cornerstone and Premiere products. We have agreed to a revenue-sharing agreement with Siebel for certain new client contracts based on our existing Cornerstone and Premiere offerings. Existing and prospective customers may delay purchases of our Cornerstone and Premiere products based on the newly formed alliance. Quarterly revenues may decline below expected levels and could adversely affect our annual results of operations due to delayed purchase decisions;

     o We may not successfully develop and differentiate our value added services and products that represent the joint offering together with Siebel software products.

     o Other Siebel partners and/or resellers of Siebel software may effectively compete to sell portions of the total solution offering such as integration services, help desk support or data services to potential customers of SYNAVANT.

     o While we will collaborate with Siebel on future enhancements of Siebel software applications tailored for the pharmaceutical industry, we may not develop or introduce such enhancements in a timely manner and such enhancements may not be successful in the market; and

     o Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. We could be forced to delay the commercial release of products compatible with Siebel until software problems have been corrected. We could lose revenues as a result of software errors or defects. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results or financial condition.

COMPETITION FROM OTHER PROVIDERS OF PHARMACEUTICAL RELATIONSHIP MANAGEMENT SOLUTIONS MAY REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR CAUSE US TO REDUCE THE PRICE OF OUR PRODUCTS AND SERVICES.

         We compete with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry. We also face competition from many vendors that market and sell sales force automation solutions in consumer packaged goods. In addition, we compete with various companies that provide support services and interactive marketing services similar to our services.

         We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products and services, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

         Some of our competitors and potential competitors are part of large corporate groups and have longer operating histories and significantly greater financial, sales and marketing, technology and other resources than we have. In the event that we are unable to compete successfully with these companies, it could have a material adverse effect on our business, operating results or financial condition.

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         We believe that our quarterly and annual operating results are likely to fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, our market value could decrease substantially. The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer's sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

     o            changes in the demand for our products;

     o            the timing, composition and size of orders from our customers;

     o            customer spending patterns and budgetary resources;

     o            our success in generating new customers;

     o the timing of introductions of or enhancements to our products;

     o            changes in our pricing policies or those of our competitors;

     o our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

     o our ability to attract, retain and motivate qualified personnel, particularly within our sales and marketing and research and development organizations;

     o the publication of opinions or reports about us, our products, our competitors or their products;

     o            changes in general economic conditions;

     o actions taken by our competitors, including new product introductions and enhancements;

     o            our ability to control costs.

         We establish expenditure levels for product development, sales and marketing and other operating expenses based in large part on expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is delayed or cancelled, we will incur expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than it currently anticipates. Because only a small portion of expenses varies directly with actual revenues, operating results and profitability are likely to be adversely and disproportionately affected if revenues fall below expectations.

OUR FAILURE TO INTRODUCE NEW OR ENHANCED PRODUCTS IN A TIMELY MANNER COULD RENDER OUR PRODUCTS OBSOLETE AND UNMARKETABLE.

         We compete in businesses that develop and market sophisticated information systems, software and other technology. We expect that these systems, software and other technology will be subject to refinements as such systems and underlying technologies are upgraded and advanced. As various systems and technologies become outdated, we may not be able to enhance or replace them, to enhance or replace them as quickly as our competition, or to develop and market new or enhanced products and services in the future on schedule and on a cost-effective basis. Our failure to develop and market new or enhanced products that compete with other available products could materially and adversely affect our business, results of operations and financial condition.

     Our success will depend in part upon our ability to:

     o            continue to provide best-in-class enterprise solutions;

     o            enter new markets; and

     o develop and/or provide new solutions that satisfy increasingly sophisticated customer requirements, that keep pace with technological developments (including, in particular, developments related to the Internet) and that are accepted in the market.

We are devoting significant resources to the enhancement of our solutions offerings.

AS WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL BE MORE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

         We operate globally, deriving 48% of our revenues in 1999 from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of our operating results. To be successful, we believe we must expand our operations in emerging markets such as eastern Europe, Mexico, South America and Asia and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

     o            currency exchange rate fluctuations;

     o            seasonal fluctuations in purchasing patterns;

     o            unexpected changes in regulatory requirements;

     o            tariffs, export controls and other trade barriers;

     o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     o difficulties in managing and staffing international operations;

     o potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     o            the burdens of complying with a wide variety of foreign laws;
                  and

     o            political instability.

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

         We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes. We will need to make significant capital expenditures over the next several years, particularly in light of the rapid technological changes affecting our business. In addition, the strategic alliance with Siebel requires us to make significant investments during

2000 and 2001 to launch our joint offering. We have relied previously on IMS HEALTH for various financial and administrative services. We are now an independent entity responsible for financing our own operations, except that, if necessary, IMS HEALTH will provide certain credit support to us for up to one year from the Distribution Date. To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms. In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.

EXPOSURE TO CERTAIN CONTINGENT LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT
US.

         We are subject to certain material contingent liabilities. As a condition to our spin-off from IMS HEALTH, we are required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH's obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350 million in damages. Pursuant to our agreement with IMS HEALTH, IMS HEALTH will indemnify us for any liability we incur in connection with such contingent liabilities in excess of $9 million. Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in our obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on our business, operating results and financial condition.

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL.

         We currently distribute controlled substances to doctors' offices through the mail as part of certain interactive marketing programs we provide on behalf of pharmaceutical manufacturers. It is very important to our business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

WE RELY ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

         We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect our proprietary technology. The steps we have taken or will take in the future may not prevent misappropriation of our technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite our efforts to protect our products' proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

         Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

CLAIMS AGAINST US REGARDING OUR PROPRIETARY TECHNOLOGY COULD REQUIRE US TO PAY LICENSING OR ROYALTY FEES OR TO MODIFY OR DISCONTINUE OUR PRODUCTS.

         Any claim that our products infringe on the intellectual property rights of others could materially and adversely affect our business, results of operations and financial condition. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against us are a continuing risk. Infringement claims against us could cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against us regarding our proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify us from claims of infringement. However, licensors may be unable to indemnify us fully for such claims, if at all.

         If a court determines that one of our products violates a third party's patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as we may have to:

     o pay licensing fees or royalties to continue selling the product;

     o incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or

     o            stop selling the product.

         In addition, if a court finds that one of our products infringes a third party's patent or other intellectual property rights, then we may be liable to that third party for actual damages and attorneys' fees. If a court finds that we willfully infringed on a third party's patent, the third party may be able to recover treble damages, plus attorneys' fees and costs.

DEFECTS IN OUR PRODUCTS COULD DELAY MARKET ADOPTION OF OUR SOFTWARE OR CAUSE US TO COMMIT SIGNIFICANT RESOURCES TO REMEDIAL EFFORTS.

         Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. We could be forced to delay the commercial release of products until software problems have been corrected. We could lose revenues as a result of software errors or defects. Our products are intended for use in sales and marketing applications that may be critical to a customer's business. As a result, we expect that customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results or financial condition. The foregoing would also be applicable to Siebel products that we intend to redistribute. With respect to such products, we would also depend on Siebel for the correction of errors and the delivery of any required modifications relating to such products.

THE LOSS OF OUR KEY PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

         Our success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In particular, our Chairman and Chief Executive Officer, Wayne P. Yetter, is integral to our future success and is not currently bound by an employment agreement. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. In particular, there is a shortage of, and significant competition for, research and development and sales personnel. Even if we are able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity. If we are unable to hire or fail to retain competent personnel, our business, results of operations and financial condition could be materially and adversely affected. None of our key employees is bound by an employment agreement.

OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND OUR AGREEMENT WITH IMS HEALTH CONTAIN PROVISIONS THAT MAY DISCOURAGE A TAKEOVER OF US.

         Our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that may have the effect of discouraging an acquisition of control of us not approved by our Board of Directors. Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of us, although such proposals, if made, might be considered desirable by a majority of our stockholders. Such provisions could further have the effect of making it more difficult for third parties to cause the replacement of our Board of Directors. These provisions include:

     o the availability of capital stock for issuance from time to time at the discretion of our Board of Directors;

     o prohibitions against stockholders calling a special meeting of stockholders or acting by written consent in lieu of a meeting;

     o requirements for advance notice for raising business or making nominations at stockholders' meetings;

     o the ability of our Board of Directors to increase the size of the board and to appoint directors to newly created directorships;

     o            a classified Board of Directors; and

     o higher than majority requirements to make certain amendments to our By-Laws and Certificate of Incorporation.

         These provisions have been designed to enable us to develop our businesses and foster our long-term growth without disruptions caused by the threat of a takeover not deemed by our Board of Directors to be in the best interests of us and our stockholders. In addition, under the Distribution Agreement we entered into with IMS HEALTH, we agree that until August 31, 2002 we will not, among other things, merge or consolidate with another corporation, sell or transfer all or substantially all of our assets, or take any other action which would result in one or more persons acquiring a 50 percent or greater interest in us, unless, before taking such action, we obtain a written opinion of a law firm or a ruling from the Internal Revenue Service that such action will not affect the tax-free treatment of the distribution. Such provisions may have the effect of discouraging third parties from making proposals involving an acquisition or change of control of us.

         We have a stockholder rights plan that is designed to protect our stockholders in the event of an unsolicited offer and other takeover tactics that, in the opinion of our Board of Directors, could impair the Board's ability to represent stockholder interests. The provisions of our stockholder rights plan may render an unsolicited takeover of us more difficult or less likely to occur or might prevent such a takeover.

         Pursuant to the Distribution Agreement with IMS HEALTH, we are each subject to certain non-competition arrangements that restrict our respective business activities for a specified period after the distribution. Pursuant to the terms of the Distribution Agreement, the restrictions would generally be binding on an entity that acquires us or is the survivor in a business combination with us. Such restrictions may have the effect of discouraging third parties from making proposals involving an acquisition or change of control of us. We are also subject to the provisions of Delaware corporate law, which may restrict certain business combination transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Information in response to this Item is set forth in "Note 4. Contingencies" of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Revolving Credit Facility
                  27.1 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

        On September 8, 2000, the Company filed a Form 8-K under Item 5 announcing the conversion of equity awards.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SYNAVANT INC.


Date: November 14, 2000         By: /s/ WAYNE P. YETTER
               --                   ----------------------
                                    Wayne P. Yetter
                                    Chairman and Chief Executive Officer



Date: November 14, 2000         By: /s/ CRAIG S. KUSSMAN
               --                   -----------------------
                                    Craig S. Kussman
                                    Executive Vice President and
                                    Chief Financial Officer

Date: November 14, 2000         By:  /s/ CLIFFORD A. FARREN, JR.
               --                    ---------------------------
                                     Clifford A. Farren, Jr.
                                     Vice President, Finance and Controller

                                  EXHIBIT INDEX


EXHIBIT NUMBER                  TITLE
--------------                  ------
             10.1               Revolving Credit Facility
             27.1               Financial Data Schedule