Form 10-K405
period 2000-12-31
SYNAVANT INC
filed 2001-03-28
CIK 1116141

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-30822

                            ------------------------

                                 SYNAVANT INC.

             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                     22-2940965
       (State of Incorporation)                (I.R.S. Employer Identification No.)

                        3445 PEACHTREE ROAD, SUITE 1400
                             ATLANTA, GEORGIA 30326
               (Address of principal office, including zip code)

                                 (404) 841-4000
              (Registrant's telephone number, including area code)

        Securities Registered pursuant to Section 12(b) of the Act: None

 Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 15, 2001 was approximately $72,559,871 based on $4.875 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

    The number of shares of the Registrant's common stock outstanding at March 15, 2001, was 14,884,076 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2000 fiscal year end are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                               --------
PART I.......................................................................      2
  ITEM 1.        BUSINESS....................................................      2
  ITEM 2.        PROPERTIES..................................................     16
  ITEM 3.        LEGAL PROCEEDINGS...........................................     17
  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     18

PART II......................................................................     19
  ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................     19
  ITEM 6.        SELECTED FINANCIAL DATA.....................................     19
  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................     20
  ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.................................................     30
  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................     31
  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE....................................     62

PART III.....................................................................     62
  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     62
  ITEM 11.       EXECUTIVE COMPENSATION......................................     62
  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT..............................................     62
  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     62

PART IV......................................................................     62
  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K....................................................     62

SIGNATURES...................................................................     65

                                     PART I
                         (DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1.  BUSINESS

    SYNAVANT Inc. (referred to hereafter as "SYNAVANT" or the "Company") serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making and program implementation. SYNAVANT was distributed to shareholders of IMS HEALTH following the conveyance of assets and stock of entities comprising the SYNAVANT business into SYNAVANT Inc., a newly formed Delaware corporation. SYNAVANT is composed of the pharmaceutical industry automated sales and marketing support business of IMS Health Strategic Technologies, Inc., formerly a wholly-owned subsidiary of IMS HEALTH (formed in 1983) ("ST"); certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's interactive and direct marketing business, including the business of Clark-O'Neill, Inc. ("Clark O'Neill"), formerly a wholly owned subsidiary of IMS HEALTH; and a 51% interest in Permail Pty., Ltd.

SYNAVANT BUSINESS OPPORTUNITY

    A more competitive environment has been created within the pharmaceutical industry based upon merger and acquisition activity, regulatory requirements (including, but not limited to, price controls), accelerated FDA approval process and high levels of investment in new product introductions. Going forward, pharmaceutical firms will be looking to improve their selling and marketing skills to succeed in such an environment. They will be striving to be more rigorous in segmenting and targeting the healthcare consumer population as well as varying their level of investment and marketing strategies depending on consumer needs. Pharmaceutical firms will be evaluating methods to determine the return they receive from their various sales and marketing efforts. For example, they will want to fine-tune Direct-To-Consumer ("DTC") marketing expenditures and determine whether incremental investment should be made in sampling verses detailing. As pharmaceutical companies look for ways to succeed in such an environment, they will be seeking business partners to help them increase sales force effectiveness in concert with marketing and promotion effectiveness.

SYNAVANT'S SOLUTIONS

    SYNAVANT's solutions, technology, interactive marketing offerings and data management services are designed specifically to unlock blockages in information flow and create absolute clarity and visibility--pulling together every piece of information from every interaction the pharmaceutical company has with its customers into ONEVIEW(SM) that is shared across the entire organization. By doing this, SYNAVANT also provides clients with one single point of accountability for all the solutions, services and support we deliver across the breadth of our client's value chain.

    The ONEVIEW(SM) advantage is unique to SYNAVANT and extremely valuable to our clients--putting their customers at the center of their organization and enabling them to transition their customer activities to an e-business platform that embraces the true value of customer relationship management--or Pharmaceutical Relationship Management, as we call it.

PHARMACEUTICAL RELATIONSHIP MANAGEMENT

    Over 40,000 pharmaceutical sales and marketing representatives worldwide rely on SYNAVANT's solutions to make critical decisions on a daily basis. SYNAVANT offers sales and marketing effectiveness solutions that can be integrated with all client-critical databases to provide customer and business insights. SYNAVANT configures solutions for clients' sales and marketing teams, which include, among other things, supporting desktop, laptop, handheld PC, and paper systems, linked to client companies' databases as required. SYNAVANT's solutions increase pharmaceutical sales-force performance and productivity by providing access to up-to-the-minute profiling, targeting, activity reporting, team selling and sample management information.

    SYNAVANT believes that its solutions address the unique characteristics of the biopharmaceutical industry that impose specific demands on its customer relationship management ("CRM") systems. The major differentiating characteristics of the biopharmaceutical industry are:

    - Consumers (patients) do not place orders directly. Orders (prescriptions) are placed by physicians. As a result, the pharmaceutical sales representatives focus on influencing and educating the physician to affect prescribing behavior.

    - Product use and sample distribution is strictly controlled and regulated.

    - There are complex networks of stakeholders, including managed care organizations, payors and consumers, which may influence a physician's prescribing behavior.

    - Physicians can be difficult to see, due to time constraints and competition from numerous other pharmaceutical sales representatives.

    In response to these unique demands, SYNAVANT created an advanced approach to CRM adapted specifically for the pharmaceutical industry, which it calls Pharmaceutical Relationship Management ("PRM"). The features of PRM that make it unique for SYNAVANT's customers are:

    - The principles of CRM applied with a pharmaceutical focus.

    - Data models that mirror the complex interrelationships of the pharmaceutical marketplace.

    - Integration of multiple data sources.

    - Decision support capabilities specific to the pharmaceutical industry.

    - Flexible systems technology to meet local needs internationally.

    - The ability to apply global standards and solutions.

    Through its strategic alliance with Siebel Systems, Inc. ("Siebel"), SYNAVANT offers the Siebel products as part of the PRM solution offering. While the sale and support of Cornerstone-TM-, Premiere(SM) and Phastrak products will continue to be offered (see below), it is the intent of SYNAVANT to ultimately migrate its current customer base to solutions based on Siebel's technology platform as appropriate to meet customer needs.

    SYNAVANT also offers an extensive suite of consulting, support, training, and systems management services as part of the overall PRM solution. SYNAVANT offers its customers total systems support, becoming an extension of its customers' own IT support services. These services include help desk, educational, implementation, PC staging and delivery, repair, telecommunications, and complete systems outsourcing services.

    SYNAVANT Professional Services serves as an adjunct to the Pharmaceutical company's field support services for business operations and provides project management, new hire training, field systems rollout, and analytical and reporting services based on daily operational data to improve field force operational efficiency and effectiveness. SYNAVANT also provides data management services, integrating data from sales and marketing, IMS HEALTH, and client databases to provide advanced decision support and reporting for its customers.

SIEBEL ALLIANCE

    On July 19, 2000, SYNAVANT announced a strategic alliance (the "Alliance") with Siebel Systems Inc. ("Siebel"), a leading provider of eBusiness application software. Through the Alliance, the companies intend to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel's eBusiness software applications as part of a joint offering.

    As part of the Alliance, SYNAVANT and Siebel entered into (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for SYNAVANT's internal use. Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel licensed software. Under the agreement, SYNAVANT has the right to distribute Siebel software products to companies in the life sciences industry (i.e., pharmaceutical, biotechnology and healthcare companies) worldwide in conjunction with SYNAVANT's own proprietary software and services. As part of the arrangement, Siebel and SYNAVANT share in the fees generated from the licensing of the Siebel software when contracted by SYNAVANT as part of a joint offering.

    The Reseller Agreement limits the extent to which SYNAVANT may develop, integrate, market, license or distribute products that are directly competitive with those packaged and promoted in connection with the Alliance. SYNAVANT is also contractually obligated to discontinue the enhancement and development of its Cornerstone-TM- and Premiere(SM) products, but may continue to support users of these products under current and future contracts. The Reseller Agreement contemplates a five year term for the Alliance, however, the parties may extend the agreement for an additional two years on the same terms as the existing agreement.

    The Alliance Agreement complements the Reseller Agreement and establishes a framework for joint marketing efforts by SYNAVANT and Siebel to life sciences companies (pharmaceutical, biotechnology and healthcare). Under this agreement, SYNAVANT will be a Siebel Strategic Software Partner throughout the world to serve the life sciences market. SYNAVANT will be permitted to use the Siebel logos and marks as part of the joint marketing effort in its promotional materials.

    The Alliance Agreement is intended to facilitate the Reseller Agreement and as long as the Reseller Agreement is in effect, Siebel shall waive any annual fees that may normally be payable by a Siebel Strategic Software Partner. Upon expiration of the Reseller Agreement, SYNAVANT becomes responsible for the applicable annual fee. The initial term of the Alliance Agreement is one year, renewable for one year terms at the discretion of the parties.

    The Alliance will enable SYNAVANT to sell Siebel's ePharma product as the eBusiness part of SYNAVANT's total solution offering to the health care market place around the world.

    As an Alliance partner, Siebel provides SYNAVANT with:

    - eBusiness software applications and technology.

    - An ongoing commitment to significant technology investment and frequent technical innovation.

    - A full suite of integrated product offerings.

    - The ability to leverage Siebel's other strategic alliances to provide customized solutions to our customers.

    The Alliance is consistent with and helps implement SYNAVANT's stated vision and mission.

    Through this Alliance, SYNAVANT will be able to deliver new and integrated web-based applications to the life sciences sector. SYNAVANT will meet the specific requirements of its customers on the design, development, delivery, and support of value-added applications, services, and solutions based upon Siebel's technology platform. SYNAVANT believes this Alliance differentiates it from its competitors. By concentrating investment funding in the total solution area, SYNAVANT will further extend its suite of value added, full service offerings that support its total solution strategy. SYNAVANT has recognized the uniqueness of the life sciences marketplace and its selling model, and has tailored the traditional CRM approach to a solutions-based customer service offering known as

Pharmaceutical Relationship Management ("PRM"). Through this Alliance, SYNAVANT reaffirms its strategic commitment to customer intimacy and to service and solution excellence.

PRODUCTS AND SERVICES PORTFOLIO

    Cornerstone-TM- is a flexible, Windows-based, PRM system used by pharmaceutical field sales representatives, district managers and headquarters executives to access mission-critical sales and marketing, contact and territory information via desktop, laptop or handheld PC's. Cornerstone's-TM- applications include managing business opportunities and projects such as product launch programs and formulary placement opportunities. Cornerstone-TM- can quickly generate standard and customized reports, such as weekly activity summary reports, division reports and product launch reports. It also provides fast updating of customer activities. Cornerstone's-TM- MarketViews allows access to pharmaceutical databases, which can be configured to deliver customized sales summaries by territory, district and physician.

    Premiere(SM) is a Windows-based, PRM system similar to Cornerstone-TM- with a substantial user base in Europe, Brazil, Canada and Asia/Pacific. Core data can be drawn from various sources and tailored by country, region, department or individual user. Its unique application generators and builders are used to customize and modify the system to a company's specific requirements quickly and without the need for re-programming. Sales and marketing professionals at every level of an organization can use Premiere(SM) to develop marketing strategies, allocate and coordinate sales and marketing resources, track competitive activity, and plan, monitor and evaluate sales and marketing activity. Up-to-the minute integration to pharmaceutical sales forces and marketing enables faster and better informed sales and marketing decisions, enhancing return-on-investment in pharmaceutical relationship activities.

    Based upon the number of world-wide installations referenced below, SYNAVANT is a market leader in applications for a variety of hand-held PC ("HPC") devices that offer greater portability in developed markets and a low-cost entry strategy into sales-force activity management in emerging markets. Over 10,000 HPC device users are customers of SYNAVANT's applications. SYNAVANT's latest HPC product, PhasTrak Standalone Handheld Solution, combines the power and robustness of the Cornerstone-TM- backend system with the speed and agility of a hand-held device. PhasTrak is a standalone solution that helps sales representatives improve call quality. Its relational database integrates sales information with call information, giving representatives a clearer, more powerful view of each account at the point of contact. PhasTrak also provides complete electronic sample signature capture as part of a total Prescription Drug Marketing Act ("PDMA") compliance solution. PhasTrak is powered by Windows CE and is available for HPC size units.

    SYNAVANT also provides services from Pharbase(SM), the industry-leading (based upon number of licensed customers) reference medical database used in pharmaceutical sales and marketing in the following countries: United Kingdom, France, Italy, the Netherlands, Spain, Canada, Belgium, Luxembourg, Austria, Australia, Germany and the Philippines. Pharbase(SM) is a syndicated database which is updated and validated daily by a team of operators in each country, providing a level of accuracy that cannot be achieved by in-house databases. The extensive customer and industry information within Pharbase(SM) underpins all sales and marketing activities and can be integrated with other internal, external or third-party information (list) to create an information solution tailored to the individual needs of each customer. Insights from such information help improve sales and marketing productivity by enhancing sales and marketing targeting and customer relationship management activities.

    SYNAVANT provides advanced Business Intelligence solutions, Analyzer and PharmaLyst, that work with integrated PRM databases and prescriber-level data to give field and head office managers new, actionable insights into their business. Through the use of these systems, customers can identify trends and exceptions in call activity, benchmark sales and marketing performance by product, market, or physician specialty, compare territory performance, track call activity and sales and marketing by prescriber segment, and measure the impact of promotions, sample activities, or other initiatives.

RESEARCH AND DEVELOPMENT

    Research and development expense totaled $12,556, $13,173, and $6,791 for the years ended December 31, 2000, December 31, 1999 and November 30, 1998, respectively. While historical development efforts have focused on legacy and next generation core proprietary PRM applications, future efforts will be focused on the development of a broader set of proprietary applications that are compatible with Siebel's ePharma technology platform. These applications are expected to expand the focus of the Company's traditional PRM efforts (sales and marketing) into other areas including call centers, web sites, and clinical trials.

INTERACTIVE MARKETING SERVICES

    SYNAVANT's interactive marketing services include prescription and OTC sample distribution to physicians, pharmaceutical field sales force support services, publication circulation management, direct mail, telemarketing projects utilizing the Company's staff of physicians and other healthcare professionals, product recall and return goods services and other customized promotion programs. In support of its sampling support services, the Company maintains a 180,000 square foot facility that meets the strict requirements of the FDA for storage and repackaging of prescription drugs. SYNAVANT also maintains licenses and registrations where required and distributes patient starter samples to physicians throughout the United States. Direct mail marketing services are also provided across Europe and in Canada and Australia. In the United States, SYNAVANT has been designated as a database licensee by the American Medical Association ("AMA") for use and sublicensing of the AMA's physician database.

    Through an arrangement with IMS HEALTH, SYNAVANT has instant access to the leading (based on the number of sales representatives that use it as a targeting tool) physician prescribing database, Xponent-TM-. This access enables SYNAVANT to provide unique services to its clients that set the standard for the targeting of marketing programs to physicians.

    The major product groups of the interactive marketing business area are outlined below:

    DIRECT MARKETING. In the U.S., SYNAVANT provides its customers with a complete range of customized Direct Marketing Services that support the brand manager throughout the life-cycle of a product. Based on a belief that the most effective targeting can only be executed at the prescriber-level, the business provides services that utilize the Xponent database to enable targeting of the appropriate physicians for a client's direct marketing campaign. Through its unique First-Rx-TM- service, physicians can be targeted based on changes in prescribing behavior that are recorded in the Xponent database just 10 days earlier. SYNAVANT has unparalleled experience in delivering solutions to help customers deal with crisis management situations such as the need to undertake a product recall, or to rapidly distribute a "Dear Doctor" letter (i.e., a mass distributed communication targeted to client-directed audiences containing client-provided content). SYNAVANT also provides direct marketing services in Australia, Canada and selected European countries that leverage the Company's Pharbase(SM) database and is planning to enter new countries in Europe in 2001.

    SAMPLING SUPPORT SERVICES. SYNAVANT provides a comprehensive range of sample distribution capabilities in fully licensed facilities in the U.S. Services include a multi-manufacturer sampling service called Single Source Sampling, as well as client specific programs. SYNAVANT also operates compassionate care programs for a number of manufacturers from the Company's on-site Mail Order Pharmacy, under the supervision of a fully licensed pharmacist.

    PUBLICATIONS/CONTINUING MEDICAL EDUCATION ("CME") SUPPORT. SYNAVANT provides support services for publishers of medical journals in the U.S. The business provides journal circulation management services for over 40 major medical publishers who together represent 80% of the U.S. medical journal market. These services allow the Company to maintain a comprehensive listing of physicians in the U.S. The Company's core competency in acquiring and maintaining a current and accurate physician mailing list facilitates the support for pharmaceutical company CME programs to physicians and other indirect marketing programs.

    SALES FORCE SUPPORT. Through the Reinforce-TM- services in the U.S., SYNAVANT provides services that reinforce the work of the pharmaceutical representative in building brand loyalty. Cost-effective programs enable a pharmaceutical product manager to follow a representative's physician visit with specific messaging targeted at the individual prescriber. Fully integrated with the client's sales force automation tool, this service provides timely message delivery. The Company's OpRx-TM- service provides a cost-effective capability for sample accountability with full Prescription Drug Marketing Act compliance.

    TELECOMMUNICATIONS SERVICES. Through the Company's telecommunications programs, SYNAVANT provides a direct and responsive means of maintaining interactive communications with a target audience. This capability provides both in-bound and out-bound capabilities to healthcare professionals, sales representatives, and consumers. Its unique and highly successful Medical Dialogue-TM- service facilitates interactive discussions related to pharmaceutical products and disease management between physicians via telephone. SYNAVANT's own staff of physicians calls a client's targeted physicians using a peer influence approach.

SYNERGIES

    While SYNAVANT's PRM solutions concentrate on enabling pharmaceutical sales forces to directly promote to prescribers, SYNAVANT's Interactive Marketing services provide the means for non-personal promotion to those same prescribers.

    A relatively small number of prescribers, perhaps one hundred and twenty-five thousand of more than seven hundred thousand physicians, are responsible for a very high percentage of pharmaceutical prescriptions in the U.S. The distribution of prescribing behavior is similar outside of the U.S. As a result, the relationship that any healthcare providing entity has with these key prescribers is a critical success factor. While SYNAVANT's PRM solutions allow pharmaceutical companies to maintain and utilize both internal and external records on most of these prescribers, SYNAVANT, through its Interactive Marketing services, regularly interacts or enables clients to interact with all of them. The combination of these capabilities presents the opportunity for SYNAVANT to provide an integrated solution to allow pharmaceutical companies to optimize the impact of promotional activity to these critical decision makers.

    This creates four relatively short-term synergistic opportunities:

    1. Cross sell to those pharmaceutical companies that do not purchase both PRM and Interactive Marketing services from SYNAVANT.

    2. Migrate the Interactive Marketing services of SYNAVANT that are related to sales management into a seamless PRM solution interface. These include sample accountability, representative triggered mail, vacant territory management, and other sales team directed support activities.

    3. Expand the full suite of U.S. Interactive Marketing services to SYNAVANT operations outside of the U.S.

    4. Integrate the tools that measure and optimize the impact of various promotional mix decisions on prescribing behavior into the PRM solution.

FOREIGN OPERATIONS

    As indicated above, SYNAVANT and its subsidiaries engage in a significant portion of their business outside of the United States. SYNAVANT's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuation in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. SYNAVANT believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

INTELLECTUAL PROPERTY

    SYNAVANT owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights which, in the aggregate, are of material importance to its business. Management believes that the "SYNAVANT" name and related names, marks and logos are of material importance to SYNAVANT. SYNAVANT is licensed to use certain technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by SYNAVANT. The names of SYNAVANT's and its subsidiaries' products and services referred to herein are trademarks, service marks, registered trademarks or registered service marks owned by or licensed to SYNAVANT or one of its subsidiaries.

CUSTOMERS

    Sales to the pharmaceutical industry accounted for substantially all of SYNAVANT's revenue in 2000. Substantially all major pharmaceutical companies are customers of SYNAVANT, and many of the companies use SYNAVANT's products and subscribe to its services in several countries. SYNAVANT's customer base is broad in scope and enables it to avoid dependence on any single customer. None of SYNAVANT's customers accounted for more than 10% of its gross revenues in 2000, 1999 or 1998.

COMPETITION

    SYNAVANT has competition from other automated sales support technology companies that offer sales force automation solutions and enterprise-wide solutions in some of the countries in which it operates, as well as competition from the in-house capabilities of its customers. SYNAVANT also faces competition from many vendors that market and sell sales force automation solutions in the consumer packaged goods industry. In addition, SYNAVANT competes with various companies that provide support and Interactive Marketing services similar to its services. Generally, competition has arisen on a country-by-country basis. For example, in the United States, certain SYNAVANT products and services, including its Cornerstone-TM- product and Siebel products compete with the products and services of Dendrite International Inc.("Dendrite"), and in Europe certain SYNAVANT products and services, including its Premiere(SM) product and Siebel products, compete with the products and services of Cegedim, as well as Dendrite. Quality, completeness and speed of delivery of information services and products are the principal methods of competition in SYNAVANT's market.

EMPLOYEES

    As of December 31, 2000, SYNAVANT had approximately 1,300 employees in 23 countries. Of these, approximately 500 are located in the United States, and none of these are represented by labor unions. In the Netherlands, Italy, Belgium and Germany, SYNAVANT has Workers' Councils, which are a legal requirement in those countries. SYNAVANT has also established a European Workers' Council as required under European Union regulations. SYNAVANT believes that, generally, relations with its employees are good and have been maintained in a normal and customary manner.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING US AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

COMPETITION FROM OTHER PROVIDERS OF PHARMACEUTICAL RELATIONSHIP MANAGEMENT SOLUTIONS MAY REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR CAUSE US TO REDUCE THE PRICE OF OUR PRODUCTS AND SERVICES.

    We compete with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry. We also face competition from many vendors that market and sell PRM solutions in the consumer packaged goods industry. In addition, we compete with various companies that provide support services and interactive marketing services similar to our services.

    We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products and services, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

    Increased competition is anticipated based on the growing strategic focus on Customer Relationship Management ("CRM") and the success of Siebel Systems e Business solutions. Large established companies such as Oracle and SAP that are well established providers of ERP software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel products.

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

IF OUR ALLIANCE WITH SIEBEL IS UNSUCCESSFUL, OUR BUSINESS MAY SUFFER MATERIALLY.

    You should note the following risk factors relating to our Alliance with
Siebel:

    - Customers may choose to purchase software licenses directly from Siebel and not as part of a joint solutions offering from SYNAVANT;

    - We have a limited prior history of selling the Siebel products within the markets we currently serve;

    - We may not be able to implement successfully the changes to our business model necessitated by the Siebel Alliance;

    - Under the terms of the Alliance, we are contractually obligated to discontinue the future enhancement and development of our Cornerstone-TM-and Premiere(SM) products, but we will continue to support users of these products under current and future contracts. Management anticipates that we will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology. We will continue to develop add-on applications that will be functional for Siebel, Cornerstone-TM- and Premiere(SM) products. We have agreed to a revenue-sharing agreement with Siebel for certain new client contracts based on our existing Cornerstone-TM- and Premiere(SM) offerings. Existing and prospective customers may delay or forego purchases of our Cornerstone-TM- and Premiere(SM) products based on the newly formed Alliance. Quarterly revenues may decline below expected levels and could adversely affect our annual results of operations due to delayed or foregone purchase decisions;

    - We may not successfully develop and differentiate our value added services and products that represent the joint offering together with Siebel software products.

    - Other Siebel partners and/or resellers of Siebel software may effectively compete to sell portions of the total solution offering such as integration services, help desk support or data services to potential customers of SYNAVANT.

    - While we will collaborate with Siebel on future enhancements of Siebel software applications tailored for the pharmaceutical industry, we may not develop or introduce such enhancements in a timely manner and such enhancements may not be successful in the market; and

    - Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. We could be forced to delay the commercial release of products compatible with Siebel until software problems have been corrected. We could lose revenues as a result of software errors or defects. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results or financial condition.

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

    We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes. We will need to make significant capital expenditures over the next several years, particularly in light of the rapid technological changes affecting our business. In addition, the strategic Alliance with Siebel requires us to make significant investments during 2001 to launch our joint offering. We are now an independent entity responsible for financing our own operations, except that, if necessary, IMS HEALTH will provide certain credit support to us until August 31, 2001. To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms. In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.

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

    Our success will depend in part upon our ability to:

    - continue to provide best-in-class enterprise solutions;

    - continue to develop best-in-class PRM solutions;

    - enter new markets; and

    - develop and/or provide new solutions that satisfy increasingly sophisticated customer requirements, that keep pace with technological developments (including, in particular, developments related to the Internet) and that are accepted in the market.

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

OUR SUCCESS DEPENDS ON THE STRENGTH OF THE PHARMACEUTICAL INDUSTRY.

    Our products and services are primarily used in connection with the marketing and sale of prescription-only drugs. The market for prescription-only drugs is undergoing a number of significant changes, including:

    - consolidations and mergers, which may reduce the number of existing customers and the size of their combined sales forces, and could also alter implementation and purchase cycles;

    - reclassification of formerly prescription-only drugs to permit over-the-counter sales;

    - competitive pressures on our pharmaceutical customers resulting from the continuing shift to delivery of healthcare through managed care organizations; and

    - changes in law, such as government-mandated price reductions for prescription-only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located.

    Our failure to respond effectively to any or all of these and other changes in the marketplace for prescription-only drugs could have a material and adverse effect on our business, operating results and financial condition.

FORECASTING FUTURE RESULTS MAY BE DIFFICULT SINCE WE HAVE ONLY RECENTLY BEGUN OPERATIONS AS AN INDEPENDENT COMPANY.

    We have a limited operating history as an independent public company and have relied on IMS HEALTH for various financial and administrative services in conducting our operations. As an independent company, we may not continue to generate cash flow at the same level as we did as a wholly-owned subsidiary of IMS HEALTH. Additionally, the Company may not be able to establish the financial and administrative structure necessary to operate successfully as an independent public company. Finally, the development of such structure may require a significant amount of management's time and other resources.

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

    We believe that our quarterly and annual operating results are likely to fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, our market value could decrease substantially. The selection of a PRM software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer's sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

    - changes in the demand for our products;

    - the timing, composition and size of orders from our customers;

    - customer spending patterns and budgetary resources;

    - lower gross margins as a result of revenue sharing agreements with a fixed fee component;

    - our success in obtaining new customers;

    - the timing of introductions of or enhancements to our products;

    - changes in our pricing policies or those of our competitors;

    - our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

    - our ability to attract, retain and motivate qualified personnel, particularly within our sales and marketing and research and development organizations;

    - the publication of opinions or reports about us, our products, our competitors or their products;

    - changes in general economic conditions;

    - actions taken by our competitors, including new product introductions and enhancements; and

    - our ability to control costs. We establish expenditure levels for product development, sales and marketing and other operating expenses based in large part on expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is delayed or cancelled, we will incur expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Because only a small portion of expenses varies directly with actual revenues, operating results and profitability are likely to be adversely and disproportionately affected if revenues fall below expectations.

AS WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL BE MORE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We operate globally, deriving 45% of our revenues in 2000 from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our operating results. To be successful, we believe we must expand our operations in emerging markets such as eastern Europe, Mexico, South America and Asia and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

    - currency exchange rate fluctuations;

    - seasonal fluctuations in purchasing patterns;

    - unexpected changes in regulatory requirements;

    - tariffs, export controls and other trade barriers;

    - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

    - difficulties in managing and staffing international operations;

    - potentially adverse tax consequences, including restrictions on the repatriation of earnings;

    - the burdens of complying with a wide variety of foreign laws; and

    - political instability.

EXPOSURE TO CERTAIN CONTINGENT LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT
US.

    We are subject to certain material contingent liabilities. As a condition to our spin-off from IMS HEALTH, we are required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH's obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350,000 in damages. Pursuant to our agreement with IMS HEALTH, IMS HEALTH will indemnify us for any liability we incur in connection with such contingent liabilities in excess of $9,000. Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in our obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on our business, operating results and financial condition.

POTENTIAL TAXATION

    If the distribution of SYNAVANT shares of common stock to IMS HEALTH shareholders, pursuant to the spin off, were not to qualify under Section 355 of the Internal Revenue Code, the aggregate corporate tax liability could be approximately $100,000 and SYNAVANT could be severally liable for such tax. In the event that SYNAVANT were obligated to fund a substantial portion of such liability, it would have a material adverse effect on SYNAVANT'S financial condition. Moreover, each IMS HEALTH stockholder that received shares of SYNAVANT common stock in the spin off would be treated as if such stockholder had received a taxable distribution in an amount equal to the fair market value of the SYNAVANT common stock received.

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL.

    We currently distribute controlled substances to doctors' offices through the mail as part of certain interactive marketing programs we provide on behalf of pharmaceutical manufacturers. It is important to our business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

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

    If a court determines that one of our products violates a third party's patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as we may have to:

    - pay licensing fees or royalties to continue selling the product;

    - incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or

    - stop selling the product.

    In addition, if a court finds that one of our products infringes a third party's patent or other intellectual property rights, then we may be liable to that third party for actual damages and attorneys' fees. If a court finds that we willfully infringed on a third party's patent, the third party may be able to recover treble damages, plus attorneys' fees and costs.

OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND OUR AGREEMENT WITH IMS HEALTH CONTAIN PROVISIONS THAT MAY DISCOURAGE A TAKEOVER.

    Our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that may have the effect of discouraging an acquisition of control of the Company not approved by our Board of Directors. Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company, although such proposals, if made, might be considered desirable by a majority of our stockholders. Such provisions could further have the effect of making it more difficult for third parties to cause the replacement of our Board of Directors. These provisions include:

    - the availability of capital stock for issuance from time to time at the discretion of our Board of Directors;

    - prohibitions against stockholders calling a special meeting of stockholders or acting by written consent in lieu of a meeting;

    - requirements for advance notice for raising business or making nominations at stockholders' meetings;

    - the ability of our Board of Directors to increase the size of the board and to appoint directors to newly created directorships;

    - a classified Board of Directors; and

    - higher than majority requirements to make certain amendments to our By-Laws and Certificate of Incorporation.

    These provisions have been designed to enable us to develop our businesses and foster our long-term growth without disruptions caused by the threat of a takeover not deemed by our Board of Directors to be in the best interests of us and our stockholders. In addition, under the Distribution Agreement we entered into with IMS HEALTH, we agree that until August 31, 2002 we will not, among other things, merge or consolidate with another corporation, sell or transfer all or substantially all of our assets, or take any other action which would result in one or more persons acquiring a 50 percent or greater interest in us, unless, before taking such action, we obtain a written opinion of a law firm or a ruling from the Internal Revenue Service that such action will not affect the tax-free treatment of the distribution. Such provisions may have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company.

    We have a stockholder rights plan that is designed to protect our stockholders in the event of an unsolicited offer and other takeover tactics that, in the opinion of our Board of Directors, could impair the Board's ability to represent stockholder interests. The provisions of our stockholder rights plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

    Pursuant to the Distribution Agreement with IMS HEALTH, we are each subject to certain non-competition arrangements that restrict our respective business activities for a specified period after the distribution. Pursuant to the terms of the Distribution Agreement, the restrictions would generally be binding on an entity that acquires us or is the survivor in a business combination with the Company. Such restrictions may have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company. We are also subject to the provisions of Delaware corporate law, which may restrict certain business combination transactions.

WHERE YOU CAN FIND MORE INFORMATION

    At your request, we will provide you, without charge, a copy of any exhibits to this annual report on Form 10-K. If you want an exhibit or more information, call, write or e-mail us at:

               SYNAVANT Inc.
               Attn: Investor Relations
               3445 Peachtree Road NE, Suite 1400
               Atlanta, Georgia 33026
               Telephone: (404) 841-4000
               e-mail: www.SYNAVANT.com

    Our fiscal year ends on December 31. We file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

ITEM 2.  PROPERTIES

    SYNAVANT's real property is geographically distributed to meet sales and operating requirements worldwide. Most of SYNAVANT's properties are leased from third parties. SYNAVANT also subleases certain properties from IMS HEALTH. SYNAVANT owns only one piece of real property, which represents less than 2% of the aggregate space utilized by SYNAVANT. SYNAVANT's properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized. Set forth below is a summary of the properties that SYNAVANT leases from third parties:

                                      APPROX. AREA
LOCATION                              (IN SQ. FEET)               USE               EXPIRATION DATE
--------                              -------------               ---               ----------------
Atlanta, Georgia....................       75,484     Corporate Headquarters/                6/24/07
                                                      Distribution/Sales/
                                                      Support/Development
New South Wales, Australia..........        6,969     Sales/Support                          1/31/01
Waterloo, Belgium...................        6,760     Development                            6/30/09
Sao Paulo, Brazil...................        6,415     Sales/Support                          6/30/02
Toronto, Ontario, Canada............       27,364     Sales/Support                          6/30/02
Ismaning, Germany...................        9,567     Sales/Support                          2/28/02
Athens, Greece......................        4,138     Sales/Support                          3/14/03
Naarden, Netherlands................        3,467     Sales/Support                          6/30/03
Singapore, Singapore................          700     Sales/Support                          7/14/02
Madrid, Spain.......................        8,022     Sales/Support                          6/30/03
Barcelona, Spain....................        4,376     Sales/Support                          8/15/05
Leatherhead, Surrey, United                 7,100     Sales/Support                          5/12/02
  Kingdom...........................
Rugby, Warwickshire, United                30,000     Sales/Support                         11/30/02
  Kingdom...........................
Norcross, Georgia...................       65,451     Sales/Support                          2/29/08
Fairview, New Jersey................      195,184     Sales/Support/Distribition             4/30/03
Totowa, New Jersey..................      136,855     Distribution                           1/31/11
Seoul, Korea........................          485     Sales/Support                          3/15/01
Tokyo, Japan........................        2,640     Sales/Support                         12/31/02
Istanbul, Turkey....................          377     Sales/Support                          6/30/01
New South Wales, Australia..........       33,044     Sales/Support                          6/30/02
Viroflay, France....................       13,885     Sales/Support                          9/15/04
Bannockburn, Illinois...............          300     Sales/Support                          1/29/02

    Set forth below is a summary of the properties that SYNAVANT subleases from IMS HEALTH:

                                         APPROX. AREA
LOCATION                                 (IN SQ. FEET)             USE             EXPIRATION DATE
--------                                 -------------             ---             ----------------
Wein, Austria..........................        2,492     Sales/Support             6 months' notice
Brussels, Belgium......................        3,694     Sales/Support                      6/30/01
Brussels, Belgium......................        4,457     Sales/Support                      6/30/01
Frankfurt, Germany.....................        1,634     Sales/Support                      3/31/02
Milan, Italy...........................       12,164     Sales/Support                      8/31/05
Arrendamento Urbano, Italy.............        3,267     Sales/Support                     10/15/00
Lisbon, Portugal.......................          900     Sales/Support                      6/30/01

ITEM 3.  LEGAL PROCEEDINGS

    SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

    In addition, as discussed below, SYNAVANT is subject to certain other contingencies of which it is jointly and severally liable with IMS HEALTH. However, IMS HEALTH and SYNAVANT have agreed that SYNAVANT's share of such liabilities will not exceed $9,000, and IMS HEALTH has agreed to indemnify SYNAVANT for any liability it incurs in connection with such contingent liabilities in excess of such amount. In the event that IMS HEALTH does not fulfill such indemnification obligations,

SYNAVANT could be liable for an amount in excess of $9,000 in connection with such contingent liabilities. While it is highly unlikely, in the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition and results of operations. In addition, SYNAVANT and IMS HEALTH have agreed that SYNAVANT will not be required to make any payment in connection with such commitments until at least January 1, 2003.

    Under the terms of the distribution agreements relating to the 1996 spin-off of IMS HEALTH's predecessor, Cognizant Corporation ("Cognizant"), from The
Dun & Bradstreet Corporation ("D&B") and relating to the 1998 spin of IMS HEALTH from Cognizant, as a condition to the distribution, IMS HEALTH and any company that it spins off, including SYNAVANT, are required to undertake to be jointly and severally liable to D&B, A.C. Nielsen Company and Cognizant for IMS HEALTH's obligations under the 1996 Distribution Agreement and the 1998 Distribution Agreement. Such obligations include potential tax liability relating to the aforementioned spin-offs and relating to certain global tax planning initiatives entered into by Cognizant, D&B and IMS HEALTH, and potential liability relating to the IRI Action.

    Set forth below is a description of the IRI Action:

    On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and I.M.S. International Inc. (a predecessor of IMS HEALTH) (the "IRI Action"). The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery is continuing in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

    None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been listed on the Nasdaq National Market since September 1, 2000, when it began regular way trading on the effective date of our spin-off. Our Nasdaq National Market symbol is "SNVT." Except for when issued trading, which began on August 30, 2000, prior to September 1, 2000, there was no established trading market for our common stock. The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market for all quarters since September 1, 2000.

                                                              CLOSING SALES PRICE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Calendar Year 2000
  Third Quarter (beginning September 1, 2000)...............  $9.6875    $6.4375
  Fourth Quarter............................................  $6.1875    $3.3750

Calendar Year 2001
  First Quarter (through March 15, 2001)....................  $6.2500    $4.4375

STOCKHOLDERS

    As of March 15, 2001, there were 4,875 holders of record of our common stock.

DIVIDENDS

    We currently anticipate that we will retain all future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. In addition our line of credit prohibits the payment of dividends without prior lender approval.

ITEM 6.  SELECTED FINANCIAL DATA

    The following data are qualified in their entirety by the audited financial statements of SYNAVANT and other information contained elsewhere in this report. The financial data as of December 31, 2000, December 31, 1999, November 30, 1998, and for the years ended December 31, 2000, December 31, 1999,
November 30, 1998 and November 30, 1997 and for the one month period ended December 31, 1998 have been derived from the audited financial statements of SYNAVANT. The financial data for the year ended November 30, 1996 are unaudited. The historical financial information of SYNAVANT contained in this report are presented as if SYNAVANT were a separate entity for all periods presented. The following financial data should also be read in conjunction with, and is qualified in its entirety by, the information set forth under "SYNAVANT Management's

Discussion and Analysis of Financial Condition and Results of Operations" and SYNAVANT's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                                  YEARS ENDED
                                                   AND AS OF          MONTH ENDED
                                                  DECEMBER 31,         AND AS OF     YEARS ENDED AND AS OF NOVEMBER 30,
                                              --------------------   DECEMBER 31,    -----------------------------------
                                                2000        1999       1998 (1)      1998 (2)      1997         1996
                                              ---------   --------   -------------   ---------   ---------   -----------
                                                                                                             (UNAUDITED)
                                                           ($ AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total Revenue...............................  $ 181,439   $200,557     $ 13,649      $149,005    $106,650      $79,144
Net Income (Loss)...........................  $(138,648)  $ (3,192)    $ (1,415)     $(25,217)   $  5,380      $(1,219)
Earnings (Loss) Per Share of Common Stock--
  Basic and Diluted (3).....................  $   (9.32)  $  (0.20)    $  (0.09)     $  (1.55)   $   0.33           --

BALANCE SHEET DATA:
Total Assets................................  $ 156,499   $268,299     $290,686      $285,389    $ 85,021      $74,503
Long-Term Debt..............................         --         --           --            --          --           --

------------------------------

(1) Effective in 1999, the operating units of SYNAVANT that had previously reported on a fiscal year ended November 30, revised their reporting period to conform with IMS HEALTH's fiscal year end of December 31. This revision of year end was made to reflect the results of operations and financial position of operating units on a more timely basis, consistent with business performance, and to increase operating efficiency for consolidations and overall IMS HEALTH management purposes. The Company improved its internal financial systems and work processes so that it could more rapidly collect, consolidate and report worldwide information.

(2) On June 24, 1998, Cognizant Corporation, the accounting predecessor of IMS HEALTH, acquired Walsh International, Inc. ("Walsh"). The acquisition was accounted for using the purchase method of accounting and, accordingly, operating results for Walsh are included in the combined financial statements of SYNAVANT from the date of acquisition.

(3) Basic earnings per share are calculated by dividing net income (loss) by the weighted average common shares of SYNAVANT. Diluted earnings per share are calculated by dividing net income by dilutive potential common shares and weighted average common shares of SYNAVANT. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all SYNAVANT employee options are used to repurchase SYNAVANT Common Stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the options. Where the Company has recorded a loss, dilutive potential common shares are not included in the calculation of dilutive loss per share as to do so would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)

    The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Form 10-K are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: risks associated with operating on a global basis; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; the ability to successfully maintain historic effective tax rates; regulatory, legislative and enforcement initiatives; the ability to obtain future financing on satisfactory terms; and consolidation in the pharmaceutical industry. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading "Factors That May Affect Future Performance." The Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

    On August 31, 2000, SYNAVANT was spun off from IMS HEALTH, a provider of information solutions to the pharmaceutical and healthcare industries. SYNAVANT serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision making. Simultaneous with the spin-off, Clark-O'Neill, Inc. ("Clark-O'Neill"), another wholly-owned subsidiary of IMS HEALTH, merged into SYNAVANT.

    Pursuant to the spin-off, shares of SYNAVANT common stock were distributed to the shareholders of IMS HEALTH. This transaction was structured as a tax-free dividend to the stockholders of IMS HEALTH, who received one share of SYNAVANT Common Stock (together with the associated preferred share purchase right) for every 20 shares of IMS HEALTH Common Stock held as of the record date for the Distribution. Prior to August 31, 2000, these businesses and products were managed as part of the core IMS segment of IMS HEALTH.

    This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

SIEBEL ALLIANCE

    On July 19, 2000, SYNAVANT announced a five-year strategic Alliance with Siebel Systems, Inc. ("Siebel"), a leading provider of eBusiness application software, to develop, market, and sell an integrated eBusiness software and service solution featuring Siebel ePharma, a pharmaceutical version of Siebel eBusiness Applications, and the Company's global implementation and support capabilities. Through the Alliance, SYNAVANT delivers eBusiness solutions to customers worldwide in the pharmaceutical, biotechnology and healthcare industries. See "Business"--Siebel Alliance for further explanation.

    SYNAVANT expects the Alliance to generate incremental revenue from new products and services and expanded market opportunities. As part of the Alliance, SYNAVANT has agreed with Siebel to a revenue-sharing agreement for certain new client contracts that incorporate a joint solution offering as well as for certain new client contracts based on SYNAVANT's existing Cornerstone-TM-and Premiere(SM) software product offerings.

    Under the terms of the Alliance, SYNAVANT is contractually obligated to discontinue enhancement and development of its Cornerstone-TM- and Premiere(SM) products, but will continue to support users of these products under current and future contracts.

ACQUISITION

    On June 24, 1998, Cognizant Corporation (the accounting predecessor company to IMS HEALTH) ("Cognizant") acquired Walsh International, Inc. ("Walsh") for an original purchase price of $193,748 consisting of $167,148 of Cognizant common stock, $9,521 of Cognizant stock options and direct acquisition and integration costs in the amount of $17,079. Walsh was contributed to the SYNAVANT business by IMS HEALTH. Shares issued in the acquisition were registered under the Securities Act of 1933, as amended. The Walsh acquisition was accounted for as a purchase and accordingly, Walsh's results of operations are included in the results of operations of SYNAVANT from June 1998. Walsh, formed in 1988, provided SYNAVANT with a strong international market presence to serve its customers on a global scale. SYNAVANT recognized approximately $152,267 of goodwill related to the acquisition, which historically was being amortized on a straight-line basis over 15 years. The original estimate of direct acquisition and integration costs of $17,079 consisted of severance ($4,876), lease terminations ($2,569) and other direct acquisition and integration costs ($9,634). Other direct costs include primarily the professional fees of investment bankers, attorneys and accountants, and change in control and other transaction-related bonuses paid to Walsh personnel. The direct acquisition and integration costs were incremental and were incurred as a direct result of the acquisition and the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual costs (such as Walsh leases that were to be terminated). At December 31, 1999, the program of integrating Walsh into SYNAVANT had been completed. In completing the program, SYNAVANT incurred higher than anticipated severance costs, related to the termination of Walsh employees, and terminated acquired Walsh leases at a cost lower than originally anticipated at the date of the acquisition. In addition, a certain lease scheduled for termination was subsequently retained by SYNAVANT. To reflect the net reduction in direct integration costs, the original liability estimate, the original purchase price and goodwill have been reduced by $890. The following table provides the activities since the acquisition with respect to these liabilities:

                                             ORIGINAL                                           DECEMBER 31,
                                             LIABILITY   EXPENDITURES TO   RECLASSIFICATIONS/       1999
                                             ESTIMATE         DATE            ADJUSTMENTS         BALANCE
                                             ---------   ---------------   ------------------   ------------
Employee Separation........................   $ 4,876       $ (6,154)            $ 1,278          $      --
Lease Terminations.........................     2,569           (401)             (2,168)                --
Other Direct Costs.........................     9,634         (9,634)                  0                 --
                                              -------       --------             -------          ---------
  Total....................................   $17,079       $(16,189)            $  (890)         $      --
                                              =======       ========             =======          =========

PURCHASE PRICE ALLOCATION

    The allocation of SYNAVANT's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the Walsh acquisition was based primarily on estimates of fair values by an independent appraisal firm. The final purchase price allocation is summarized below:

Acquired in process R&D write-off...........................  $ 21,900
Net liabilities assumed.....................................    (1,609)
Computer software...........................................    29,000
Deferred taxes..............................................    (8,700)
Goodwill....................................................   152,267
                                                              --------
Final purchase price........................................  $192,858
                                                              ========

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    SYNAVANT made allocations of the aggregate purchase price to acquired in-process research and development ("IPR&D") amounting to $21,900 in 1998 related to the Walsh acquisition.

    The Securities and Exchange Commission issued revised guidance in 1998 with respect to allocations of IPR&D projects in connection with acquisitions. In accordance with this guidance, the amount allocated to IPR&D reflects the relative value and contribution of the acquired IPR&D. Consideration was given to the projects' then stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected costs to complete the projects.

    At the date of the Walsh acquisition, the development of the IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed as of the acquisition date.

    The projects identified as IPR&D at Walsh at the date of acquisition (and the resulting charge) included enhancement of Walsh's Windows-based sales management information system ($4,000), enhancement of its pharmaceutical marketing database ($3,800), and development of a next-stage integrated and enhanced sales management information system ($14,100). These projects were identified as underway at Walsh and, at the date of acquisition, would require additional effort to establish technological feasibility.

    The discount rates utilized to value the IPR&D projects ranged from 17% to 25%. Such discount rates took into account the industry risk for the Walsh business acquired (as evidenced by the calculated weighted average cost of capital), technological development risk associated with completing the in-process projects, and market and commercial risk associated with introducing the new products/ technology. The implied weighted average cost of capital for the different Walsh projects was 15%.

    The degree of completion represented the extent to which the different in-process projects were complete, as of the acquisition date. The completion percentage ranged from 53% to 87%. Since the acquisition date, both the enhancement of the Windows-based sales management information system and the enhancement of its pharmaceutical marketing database products reached technological feasibility at the level of costs anticipated in the original valuations. The enhancement of the Windows-based sales management information system was released to customers in January 1999 and the enhancement of the pharmaceutical marketing database products was released to customers in November 1999. Revenues and profitability of these products subsequent to their release have been in line with the original expectations incorporated within the calculation of the IPR&D charges.

    In connection with the Siebel Alliance, SYNAVANT has significantly modified its development priorities and as a result has discontinued the one remaining Walsh project. As a result of the Siebel Alliance and the Distribution, the Company assessed the value of Computer software assets during the third quarter of 2000 and, as a result, accelerated amortization of $14,553 was recorded in period ended September 30, 2000. The remaining value of Computer software assets is being amortized over 3 years. In addition, SYNAVANT assessed the value of Goodwill (which included the Goodwill from the Walsh Acquisition) during the third quarter of 2000. Based on this assessment, an impairment charge of $100,900 was recorded in the period ended September 31, 2000. The Company reduced the remaining period of amortization of goodwill to its revised estimated useful life of 5 years, which corresponds to the remaining term of the agreement with Siebel.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

REVENUE

    Total revenues for the year ended December 31, 2000 declined by 10% to $181,439 from $200,557 for the year ended December 31, 1999. This decline was primarily due to lower Interactive Marketing revenues, lower Software Fees, and the impact of currency. Excluding the impact of a stronger U.S. Dollar, revenues declined by 5%.

    SOFTWARE FEES. Software Fees declined to $7,746 for the year ended December 31, 2000 from $12,628 for the year ended December 31, 1999, a decline of $4,882 and 39%. The decline in Software Fees is primarily due to delays in customer purchase decisions during the first half of the year and the impact of the transition to the SYNAVANT/Siebel solution offerings during the second half of the year. Excluding the impact of a stronger U.S. Dollar, Software Fees revenue declined 34%.

    SOFTWARE SERVICES. Software Services revenue declined to $87,474 for the year ended December 31, 2000 from $91,308 for the year ended December 31, 1999, a decline of $3,834 and 4%. The decline in revenue from Software Services is principally due to the impact of currency, lower implementation fees that were driven by lower license sales and the conversion of certain term contracts to license contracts in Europe during the fourth quarter 1999, which resulted in lower ongoing revenues, offset by growth in maintenance and other support services revenue. Software Services revenue was essentially unchanged after excluding the impact of a stronger U.S. Dollar.

    INTERACTIVE MARKETING. Interactive Marketing revenue declined to $86,219 for the year ended December 31, 2000 from $96,621 for the year ended
December 31, 1999, a decline of $10,402 and 11%. The decline in revenue from Interactive Marketing is primarily due to lower volumes in the U.S. and Australia where overall promotional activity slowed in 2000 and the impact of a stronger U.S. Dollar. Excluding the impact of a stronger U.S. Dollar, Interactive Marketing revenue declined by 6%.

OPERATING COSTS

    COST OF SOFTWARE FEES. Cost of Software Fees increased to $8,766 for the year ended December 31, 2000, from $3,107 for the year ended December 31, 1999, an increase of $5,659. Of this 182% increase, $5,385 relates to the accelerated amortization of impaired software (SEE discussion of Siebel in "Overview" and Note 2). Excluding the accelerated amortization, the increase in Cost of Software Fees is principally due to increases in certain third party royalty costs. The Company expects these costs to increase in the future as a result of the Reseller Agreement with Siebel.

    COST OF SOFTWARE SERVICES. Cost of Software Services increased to $61,122 for the year ended December 31, 2000, from $39,258 for the year ended
December 31, 1999, an increase of $21,864. The increase in Cost of Software Services is primarily due to spending in the U.S. and Europe to improve customer support levels, spending in Europe and Japan to position the Company for future growth in selected markets, and costs associated with mobilizing the organization to begin implementing and supporting the new SYNAVANT solution with technology from Siebel. The Company expects these costs to increase in the future as a result of the Reseller Agreement.

    COST OF INTERACTIVE MARKETING. Cost of Interactive Marketing revenue declined 8% to $72,879 for the year ended December 31, 2000, from $79,304 for the year ended December 31, 1999. The decline in the Cost of Interactive Marketing is primarily driven by the decline in Interactive Marketing revenue which declined by 11%.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and Development expenses declined by 5% to $12,556 for the year ended December 31, 2000 from $13,173 for the year ended December 31, 1999. The decline in research and development costs is principally attributable to a change in development priorities that were driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel Alliance in July 2000. These reductions were partially offset by higher spending during the first half of the year on a new generation of Software products that were to have replaced the existing Premiere(SM) and Cornerstone-TM- products. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT but that are compatible with the Siebel technology. The Company expects the overall expenditures in this area to decline during 2001 as we no longer will be developing the core systems, but focusing on value added applications.

    SELLING AND ADMINISTRATIVE. Selling and Administrative expenses declined by 3% to $32,667 for the year ended December 31, 2000 from $33,570 for the year ended December 31, 1999. The decline in Selling and Administrative expenses is principally due to general cost containment actions and the impact of actions that were taken during 1999 to minimize overhead from the acquisition of Walsh.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 2000 was $135,041, which included an impairment charge of $110,000 (SEE discussion of Siebel in "Overview" and Note 2). Excluding this charge, depreciation and amortization declined slightly compared to the year ended December 31, 1999.

OPERATING LOSS

    OPERATING LOSS. Operating loss increased to $143,753 for the year ended December 31, 2000 compared with Operating Income of $3,550 for the year ended December 31, 1999. The $147,303 decrease in operating profit is primarily due to $115,453 of one-time Software and Goodwill charges, lower revenues, higher operating costs, and $2,161 of spin-off related costs.

TAXES

    The Company's consolidated tax provision, calculated on a separate-company basis, was a benefit of $6,410 for the year ended December 31, 2000, compared with a provision of $6,472 for the year ended December 31, 1999. The Company's effective tax rate is different than the U.S. federal statutory tax rate, principally due to the goodwill amortization resulting from the acquisition of Walsh and certain foreign losses, which are not deductible for tax purposes. The Company recorded a tax benefit in 2000 as a result of generating domestic deferred tax assets in 2000 that offset existing domestic deferred tax liabilities. As of December 31, 2000, the Company ended up with a net deferred tax asset position (primarily as a result of net operating losses). The Company has recorded a valuation allowance against the entire amount of this net deferred tax asset.

RESULTS BY SEGMENT:

    THE AMERICAS. Revenue for the year ended December 31, 2000 was $105,873 compared with $111,522 for the year ended December 31, 1999. The decline was largely due to lower volumes in Interactive Marketing and lower license sales as a result of the Siebel Alliance. The operating loss for the year ended
December 31, 2000 was $139,559 compared to an operating loss of $13,200 for the year ended December 31, 1999 due primarily to the impact of the accelerated amortization on Computer Software and the Goodwill impairment recorded in the third quarter of 2000 associated with the Siebel Alliance and the Distribution, lower Interactive Marketing and Software License revenues, and higher Cost of Software Services.

    EUROPE. Revenue for the year ended December 31, 2000 was $57,171 compared with $67,321 for the year ended December 31, 1999. The decline was largely driven by lower license sales as a result of the Siebel Alliance, the conversion of certain term contracts to license contracts during the fourth quarter 1999, which resulted in lower ongoing revenues and the impact of a stronger U.S. Dollar. The operating loss for the year ended December 31, 2000 was $4,299 compared to operating income of $15,799 for the year ended December 31, 1999 due to lower revenues and higher operating and selling and administrative expenses incurred due to the impact of the Siebel Alliance, increased competition and market pressures.

    ASIA PACIFIC. Revenue for the year ended December 31, 2000 declined to $18,395 compared to $21,714 for the year ended December 31, 1999. The $3,319 decline was attributable to the decline in Australia in Interactive Marketing, partially offset by revenue growth in Japan. Operating income declined to $105 from $951 for the year ended December 31, 1999.

MONTH ENDED DECEMBER 31, 1998

    Effective in 1999, the operating units of SYNAVANT that had previously reported on a fiscal year ended November 30, revised their reporting period to conform with IMS HEALTH's fiscal year end of December 31. This revision of year-end was made to reflect the results of operations and financial position of operating units on a more timely basis, consistent with business performance, and to increase operating efficiency for consolidations and overall IMS HEALTH management purposes. The Company improved its internal financial systems and work processes so that it could more rapidly collect, consolidate and report worldwide information. As a result, SYNAVANT presents separately the results of the month ended December 31, 1998. The month of December 31, 1998 reported revenues were $13,649 (split as 2% software fees, 53% software services and the remaining 45% as interactive marketing revenues). The net loss was $1,415. December 1998 revenue and operating results were in line with management's expectations.

YEAR ENDED DECEMBER 31, 1999 (CALENDAR) COMPARED WITH THE YEAR ENDED
  NOVEMBER 30, 1998 (FISCAL)

    Total revenues for the year ended December 31, 1999 increased by 35% to $200,557 from $149,005 in 1998. Revenue growth in 1999 was principally due to the full-year benefit of the acquisition of Walsh in June 1998. Software fees were $12,628 in 1999, an increase of 48% compared with the prior year, due to increased European software licenses. Software service revenues grew 34% to $91,308 in 1999, primarily due to the full-year benefit of the Walsh acquisition. Interactive marketing revenues grew 34% to $96,621, driven by the full-year benefit of the Walsh acquisition.

    Operating costs for the year ended December 31, 1999 were $121,669 compared with $96,391 in the year ended November 30, 1998, an increase of 26%. The increase was primarily due to the full-year impact of the Walsh acquisition, higher production costs associated with growth in interactive marketing services and higher labor costs associated with new sales force automation system users in Europe and the U.S. Operating costs associated with software fees were $3,107 in 1999, down from $3,695 in the prior year due to lower amortization expense arising from certain software assets completing amortization. Software services operating costs grew 37% to $39,258 due to the full-year impact of the Walsh acquisition and higher labor costs associated with new sales force automation system users in Europe and the U.S. Interactive marketing operating costs of $79,304 were up 24% due to the full-year impact of the Walsh acquisition.

    Research and development costs were $13,173, up from $6,791 in the prior year due primarily to the full-year impact of a European development center acquired as part of Walsh in June 1998.

    Selling and administrative expenses for the year ended December 31, 1999 increased to $33,570 from $32,364 for the year ended November 30, 1998. Costs associated with geographic expansion in Europe and Latin America were offset by cost savings realized from the integration of the Walsh acquisition.

    Depreciation and amortization increased to $25,826 in the year ended December 31, 1999 compared with $14,068 for the year ended November 30, 1998, primarily due to the full year impact of goodwill and acquired intangible amortization (computer software) associated with the Walsh acquisition.

    During the year ended December 31, 1999, SYNAVANT incurred approximately $2,769 of Year 2000 remediation costs (no corresponding amount in 1998). These costs were expensed as incurred. No further costs are anticipated.

    Operating income for the year ended December 31, 1999 was $3,550 compared with an operating loss of $22,509 in 1998, an increase of $26,059. The increase is primarily due to the 1998 write-off of IPR&D ($21,900) costs and one-time charges related to the realignment of certain SYNAVANT operations as a result of the Walsh acquisition.

    Other expense for the period was $270 compared with other income of $572 in 1998. These amounts reflect third party interest income and expense and realized foreign exchange gains and losses.

    SYNAVANT's consolidated tax provision, calculated on a separate company basis, was $6,472 for 1999 compared with $3,280 for 1998. The effective tax rate of SYNAVANT is higher than the U.S. federal statutory tax rate, primarily because goodwill amortization arising principally from the Walsh acquisition is not deductible for tax purposes.

    The net loss for the year ended December 31, 1999 was $3,192, compared with a net loss of $25,217 in 1998. The decrease in the loss is primarily due to the after-tax impact of the operating income improvements discussed above.

RESULTS BY GEOGRAPHIC SEGMENT:

    THE AMERICAS. Revenue for the year ended December 31, 1999 increased to $111,522 ($104,051 in the U.S.) from $107,052 ($104,713 in the U.S.) for the year ended November 30, 1998. The increase was primarily driven by higher services revenue, principally interactive marketing services, partially offset by lower sales force automation system license revenues. Operating loss for the year ended December 31, 1999 decreased by $14,475 from a loss of $27,675 for the year ended November 30, 1998 to a loss of $13,200 for the year ended 1999. The lower loss was primarily due to the IPR&D charge in 1998 and one-time charges related to the realignment of certain SYNAVANT operations at the time of acquisition. All goodwill amortization resulting from the Walsh acquisition is reflected in the U.S. results.

    EUROPE. Revenue for the year ended December 31, 1999 increased to $67,321 ($28,670 in the U.K.) from $29,792 ($12,605 in the U.K.) for the year ended November 30, 1998. The increase in 1999 was principally from the inclusion of Walsh for a full year in 1999 and also benefited from new sales force automation system license revenue. Operating income for the year ended December 31, 1999 grew to $15,799 from $5,340 in the year ended November 30, 1998, due to the revenue increases partially offset by higher costs to support a larger installed customer base.

    ASIA PACIFIC. Revenue for the year ended December 31, 1999 grew to $21,714 ($20,669 in Australia) from $12,161 ($11,642 in Australia) for the year ended November 30, 1998, primarily due to the inclusion of Walsh for a full year, partially offset by weak economic conditions in emerging markets. Operating income for the year ended December 31, 1999 was $951, compared with a loss of $174 for the year ended November 30, 1998 due to the revenue increases.

YEAR ENDED NOVEMBER 30, 1998 (FISCAL) COMPARED WITH THE YEAR ENDED NOVEMBER 30,
  1997 (FISCAL)

    Revenue increased by 40% to $149,005 from $106,650 in 1997. Revenue growth in 1998 principally resulted from the partial year benefit of the acquisition of Walsh in June 1998. Software fees revenues decreased 31% to $8,556 due to lower client sales of Cornerstone-TM- in the U.S. Software services revenues were $68,332, an increase of 48% over the prior year, due to the partial-year benefit of the Walsh acquisition. Interactive marketing revenue grew 50% to $72,117 primarily due to the partial-year benefit of the Walsh acquisition.

    Operating costs for the year ended November 30, 1998 were $96,391 compared with $71,216 for the year ended November 30, 1997, an increase of 35%. Operating costs associated with software fees declined to $3,695 in 1998, compared with $5,361 in the prior year, due to lower amortization expense resulting from certain software products completing amortization in 1997. Software services operating costs grew 37% to $28,708 due to the partial-year impact of the Walsh acquisition and higher labor costs associated with new sales force automation system users. Interactive marketing operating costs grew 42% to $63,988 in 1998, as a result of the growth in interactive marketing services primarily from the acquisition of Walsh.

    Research and development costs were $6,791 in 1998, compared with $3,333 in 1997 due primarily to the partial-year impact of a European development center acquired as part of the Walsh acquisition.

    Selling and administrative expenses for the year ended November 30, 1998 increased to $32,364 from $15,766 in the previous year, primarily due to the partial year inclusion of Walsh in 1998 and costs associated with geographic expansion in Europe and Latin America.

    Depreciation and amortization increased to $14,068 in 1998 from $6,268 in the previous year, primarily due to the inclusion of goodwill and acquired intangible amortization (computer software) associated with the acquisition of Walsh in June 1998.

    The operating loss was $22,509 in 1998 compared with operating income of $10,067 in the previous year. The decrease of $32,576 was primarily due to the 1998 write-off of IPR&D costs, one-time charges related to the realignment of certain SYNAVANT operations at the time of the acquisition, and the increased costs discussed above offset by increased revenue.

    Other income, net for the period was $572 compared with other expense, net of $109 in 1997. The change was due to realized foreign exchange gains.

    SYNAVANT's consolidated tax provision, calculated on a separate company basis, was $3,280 in 1998 compared with $4,578 in 1997. The effective tax rate of SYNAVANT is higher than the U.S. federal statutory tax rate, primarily because goodwill amortization and IPR&D charge from the Walsh acquisition are not deductible for tax purposes (SEE Note 7 to the Combined Financial Statements).

    The net loss for 1998 was $25,217, compared with net income of $5,380 in 1997. The decrease is due to the after-tax impact of the items discussed above.

RESULTS BY GEOGRAPHIC SEGMENT:

    THE AMERICAS. Revenue for the year ended November 30, 1998 increased to $107,052 from $91,272 for the year ended November 30, 1997. The increase was primarily driven by increases in sales force automation system revenue as well as higher interactive marketing services. U.S. revenue increased to $104,713 in 1998 from $91,272 in 1997. Operating income for the year ended November 30, 1998 decreased by $35,072 from income of $7,397 in the year ended November 30, 1997 to a loss of $27,675 in the year ended 1998, principally related to IPR&D charge and one-time charges related to the realignment of certain SYNAVANT operations at the time of the acquisition.

    EUROPE. Revenue for the year ended November 30, 1998 grew to $29,792 from $8,559 for the year ended November 30, 1997. The increase was primarily driven by the partial year inclusion of Walsh in 1998, and by new sales force automation system revenue. Revenue in the U.K. was $12,605, up from $3,145 in the prior year. Operating income for the year ended November 30, 1998 increased to $5,340 from $2,731 in the prior year due to the revenue growth, partially offset by higher labor costs associated with new sales force automation system users.

    ASIA PACIFIC. Revenue for the year ended November 30, 1998 grew to $12,161 (Australia $11,642) from $6,819 (all in Australia) for the year ended
November 30, 1997 due to the partial year inclusion of Walsh in 1998, and by new sales force automation system revenue. Operating loss was $174 for the partial year ended November 30, 1998, compared with an operating loss of $61 in the prior year.

SELECTED QUARTERLY RESULTS OF OPERATIONS

    The following tables present certain unaudited quarterly statements of operations data for each of the last eight quarters. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited financial statements contained in this 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                         FIRST      SECOND      THIRD      FOURTH
                                                        QUARTER    QUARTER     QUARTER    QUARTER
                                                        --------   --------   ---------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
2000
Revenues..............................................  $46,188    $47,020    $  42,697   $45,534
Gross margin..........................................   11,960     12,794        3,602    10,316
Net loss..............................................   (8,584)    (1,935)    (118,834)   (9,295)
Basic earnings per share..............................    (0.57)     (0.13)       (8.02)    (0.63)
Diluted earnings per share............................    (0.57)     (0.13)       (8.02)    (0.63)

1999
Revenues..............................................  $46,857    $48,606    $  44,527   $60,567
Gross margin..........................................   16,976     19,572       11,288    31,052
Net income (loss).....................................      824     (1,210)       2,751    (5,557)
Basic earnings per share..............................     0.05      (0.08)        0.18     (0.36)
Diluted earnings per share............................     0.05      (0.08)        0.18     (0.36)

LIQUIDITY AND CAPITAL RESOURCES

    The Company operated as an entity wholly-owned by IMS HEALTH prior to the distribution date and, as such, was dependent on IMS HEALTH for cash management, credit and financial resources on an as needed basis to fund operations and to fund seasonal cash needs. The Company has a credit support letter from IMS HEALTH that provides certain credit support through August 31, 2001.

    On March 6, 2001, the Company entered into a revolving credit facility (the "Facility") with ABN AMRO that is guaranteed by IMS HEALTH. The amount borrowed under the Facility cannot exceed $20,000 at any one time and the Facility will terminate on May 15, 2001. Interest is payable at the higher of the prime rate or the federal funds rate plus 50 basis points for U.S. Dollar loans and the Libor plus 100 basis points for Euro based loans. Currently, the Company has not required the use of the credit facility.

    We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, available working capital, amounts available under our credit facility, the IMS HEALTH credit support letter, and cash flow from operations. If our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated. The Company is currently in discussions with financial institutions to obtain a long-term credit facility. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, as well as revise certain operational strategies.

SIEBEL ALLIANCE

    The Alliance has had a negative impact on the Company's operating results and cash flow in 2000 as a result of increased expenditures for training and product development, non-cash charges related to Goodwill and Computer software, and the impact of delayed client purchase decisions. New clients delayed installation of software solutions during 2000 until evaluations were completed on the SYNAVANT/Siebel joint solution offering. While the Company believes that this evaluation period is nearing an end, any extended delays could adversely impact 2001 operating results and cash flows.

CASH FLOWS

    Net cash provided by operating activities totaled $6,212 for the year ended December 31, 2000 compared with net cash provided by operating activities of $10,022 for the year ended December 31, 1999. The decline of $3,810 primarily reflects the decline in operating income offset by favorable working capital movements.

    Net cash used in investing activities totaled $9,595 for the year ended December 31, 2000 compared with $15,762 for the year ended December 31, 1999. The decline in cash usage of $6,167 was primarily due to the absence of acquisition payments associated with the acquisition of Logix, Inc. and lower spending on software development as a result of the Siebel Alliance. Addition to software associated with the Siebel Alliance partially offset these reductions.

    Net cash provided by financing activities totaled $19,413 for the year ended December 31, 2000 compared with net cash provided of $6,855 for the year ended December 31, 1999. The increase was primarily due to the cash contribution received from IMS HEALTH through the Distribution Agreement as well as the increased funding from IMS HEALTH of working capital needs during the first half of 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NON-U.S. OPERATING AND MONETARY ASSETS

    SYNAVANT operates globally, deriving 45% of its revenues in 2000 from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results.

    Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar. Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders' equity. The effect of exchange rate changes during the year ended December 31, 2000 increased the U.S. Dollar amount of cash and cash equivalents by $274.

MARKET RISK

    SYNAVANT's primary market risk is the impact of foreign exchange fluctuations on non-functional currency assets and liabilities.

    SYNAVANT engages in limited hedging arrangements to protect against currency fluctuations for specific transactions it intends to convert to U.S. Dollars.

    It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. Foreign currency transactions are not entered into for investment or speculative purposes.

    The fair value of SYNAVANT's hedging instruments was $0 at December 31, 2000. While SYNAVANT was a part of IMS HEALTH, SYNAVANT engaged in hedging. The fair value of IMS HEALTH's hedging instruments related to SYNAVANT was $4,800 at December 31, 1999. Prior to the spin, the Company assessed its market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measured the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were forward foreign currency contracts, based on a hypothetical 10% decrease in the value of the U.S. Dollar or, in the case of nondollar-related instruments, the currency being purchased, was $221 at December 31, 1999. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                 SYNAVANT INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of PricewaterhouseCoopers LLP, Independent Public
  Accountants...............................................     32

Consolidated Balance Sheets.................................     33

Consolidated Statements of Operations.......................     34

Consolidated Statements of Cash Flows.......................     35

Consolidated Statements of Stockholders Equity..............     36

Notes to Consolidated Financial Statements..................     37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of SYNAVANT Inc.:

    In our opinion, the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SYNAVANT Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and November 30, 1998 and for the month ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2001

                                 SYNAVANT INC.

                          CONSOLIDATED BALANCE SHEETS

          DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 19,768       $  3,464
  Accounts receivable--net..................................      44,376         46,124
  Other receivables.........................................       2,467            467
  Other current assets......................................       6,008          3,664
                                                                --------       --------
TOTAL CURRENT ASSETS........................................      72,619         53,719
                                                                --------       --------
  Property, plant and equipment--net........................      13,633         15,633
  Computer software--net....................................      13,030         30,429
  Goodwill--net.............................................      52,891        167,363
  Long term notes receivable................................       2,500             --
  Other assets..............................................       1,826          1,155
                                                                --------       --------
TOTAL LONG TERM ASSETS......................................      83,880        214,580
                                                                --------       --------
TOTAL ASSETS................................................    $156,499       $268,299
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 11,580       $  8,596
  Accrued and other current liabilities.....................      15,852         18,913
  Accrued income taxes......................................       3,970          4,158
  Deferred revenue..........................................      13,182          6,202
                                                                --------       --------
TOTAL CURRENT LIABILITIES...................................      44,584         37,869
                                                                --------       --------
  Deferred taxes............................................         428          7,986
  Accrued contingent liability due to former parent.........       9,000             --
  Other liabilities.........................................         282            910
                                                                --------       --------
TOTAL LIABILITIES...........................................      54,294         46,765
                                                                --------       --------
  Commitments and contingencies
  Minority interest.........................................         613            690

STOCKHOLDERS' EQUITY:
  Divisional equity.........................................          --        221,800
  Common stock, par value $.01, authorized 41,000,000
    shares; 14,861,599 shares outstanding at December 31,
    2000....................................................         148             --
  Additional paid-in-capital................................     112,751             --
  Retained deficit..........................................      (9,674)            --
  Accumulated other comprehensive income (loss).............      (1,633)          (956)
                                                                --------       --------
TOTAL STOCKHOLDERS' EQUITY..................................     101,592        220,844
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $156,499       $268,299
                                                                ========       ========

        See accompanying Notes to the Consolidated Financial Statements.

                                 SYNAVANT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                      YEARS ENDED              MONTH
                                              ---------------------------      ENDED        YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,
                                                  2000           1999           1998           1998
                                              ------------   ------------   ------------   ------------
REVENUES
  Software fees.............................   $    7,746     $   12,628     $      206     $    8,556
  Software services.........................       87,474         91,308          7,280         68,332
  Interactive marketing.....................       86,219         96,621          6,163         72,117
                                               ----------     ----------     ----------     ----------
TOTAL REVENUES..............................      181,439        200,557         13,649        149,005
                                               ----------     ----------     ----------     ----------
OPERATING COSTS
  Software fees.............................        8,766          3,107            182          3,695
  Software services.........................       61,122         39,258          4,394         28,708
  Interactive marketing.....................       72,879         79,304          5,635         63,988
                                               ----------     ----------     ----------     ----------
TOTAL OPERATING COSTS.......................      142,767        121,669         10,211         96,391
                                               ----------     ----------     ----------     ----------
Research and development....................       12,556         13,173          1,587          6,791
Selling and administrative expenses.........       32,667         33,570          2,371         32,364
Depreciation and amortization...............      135,041         25,826          1,977         14,068
Year 2000 costs.............................           --          2,769             --             --
Acquired in process research and
  development...............................           --             --             --         21,900
Spin related costs..........................        2,161             --             --             --
                                               ----------     ----------     ----------     ----------
OPERATING INCOME (LOSS).....................     (143,753)         3,550         (2,497)       (22,509)
                                               ----------     ----------     ----------     ----------
Other income (expense) net..................       (1,305)          (270)          (122)           572
                                               ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES.....................................     (145,058)         3,280         (2,619)       (21,937)
                                               ----------     ----------     ----------     ----------
Income tax (provision) benefit..............        6,410         (6,472)         1,204         (3,280)
                                               ----------     ----------     ----------     ----------
NET LOSS....................................   $ (138,648)    $   (3,192)    $   (1,415)    $  (25,217)
                                               ==========     ==========     ==========     ==========
Net loss per share of common stock: basic
  and diluted...............................   $    (9.32)    $    (0.20)    $    (0.09)    $    (1.55)
Weighted average shares outstanding: basic
  and diluted...............................   14,875,675     15,599,650     15,570,500     16,287,950

        See accompanying Notes to the Consolidated Financial Statements.

                                 SYNAVANT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          DOLLAR AMOUNTS IN THOUSANDS

                                                                 YEARS ENDED              MONTH
                                                         ---------------------------      ENDED        YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,
                                                             2000           1999           1998           1998
                                                         ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss...........................................   $(138,648)      $ (3,192)      $(1,415)       $(25,217)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization......................     135,041         25,826         1,977          14,068
    Amortization of capitalized computer software......       7,364          2,014           177           2,411
    Deferred income taxes..............................      (6,148)          (870)         (217)           (491)
    Write-off of acquired in-process research and
      development......................................          --             --            --          21,900
Changes in operating assets and liabilities:
    Accounts receivable................................       1,599          4,031        (3,598)         (2,467)
    Accounts payable...................................       2,904            266          (594)         (6,425)
    Accrued and other liabilities......................      (1,139)        (5,484)           29           8,358
    Accrued income taxes...............................         174            512          (103)          3,394
    Deferred revenue...................................       7,013        (12,920)        9,529            (778)
    Other..............................................      (1,948)          (161)         (527)             11
                                                          ---------       --------       -------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............       6,212         10,022         5,258          14,764
                                                          ---------       --------       -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...............................      (4,240)        (5,371)         (278)         (2,894)
    Additions to computer software.....................      (6,496)        (6,130)         (128)         (2,467)
    Payments for acquisition of business, net of cash
      Acquired.........................................          --           (312)       (4,000)             --
    Acquisition and integration payments...............          --         (4,123)           --         (12,066)
    Other..............................................       1,141            174            50            (296)
                                                          ---------       --------       -------        --------
NET CASH USED IN INVESTING ACTIVITIES..................      (9,595)       (15,762)       (4,356)        (17,723)
                                                          ---------       --------       -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under leasing obligations.................        (660)          (578)         (151)         (1,305)
    Proceeds from issuance to Stock Purchase Plan......         128             --            --              --
    Net transfers from/(to) IMS HEALTH.................      19,945          7,433        (1,156)          6,544
                                                          ---------       --------       -------        --------
NET CASH PROVIDED BY / (USED IN) FINANCING
  ACTIVITIES...........................................      19,413          6,855        (1,307)          5,239
                                                          ---------       --------       -------        --------
    Effect of exchange rate changes on cash and cash
      equivalents......................................         274            (57)          (15)             86
    Increase in cash and cash equivalents..............      16,304          1,058          (420)          2,366
    Cash and cash equivalents, beginning of period.....       3,464          2,406         2,826             460
                                                          ---------       --------       -------        --------
    Cash and cash equivalents, end of period...........   $  19,768       $  3,464       $ 2,406        $  2,826
                                                          =========       ========       =======        ========

Supplemental disclosure of cash flow information:

    Excluded from the 2000 Consolidated Statements of Cash Flows are certain non-cash asset and liability transfers in accordance with the distribution agreement totaling approximately $15,341 which are recorded in Additional paid-in capital (SEE Note 14).

    Non-cash investing activities in 1999 include the acquisition of Walsh International, Inc. for Cognizant common stock and options (SEE Note 3 to the Consolidated Financial Statements).

    Cash payments for foreign, state and local income taxes were $4,289, $4,725, and $300 for the years ended December 31, 2000 and 1999 and November 30, 1998, respectively.

        See accompanying Notes to the Consolidated Financial Statements.

                                 SYNAVANT INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          DOLLAR AMOUNTS IN THOUSANDS

                                                     COMMON STOCK
                                                 --------------------   ADDITIONAL              ACCUMULATED OTHER       TOTAL
                                    DIVISIONAL   NUMBER OF               PAID IN     RETAINED     COMPREHENSIVE     STOCKHOLDERS'
                                      EQUITY      SHARES      AMOUNT     CAPITAL     DEFICIT      INCOME (LOSS)        EQUITY
                                    ----------   ---------   --------   ----------   --------   -----------------   -------------
BALANCE, NOVEMBER 30, 1997........  $  62,134         --       $ --      $     --    $    --         $    26          $  62,160

Net loss..........................    (25,217)                                                                          (25,217)
Cognizant equity issued for
  acquisition.....................    176,669                                                                           176,669
Net transfer from IMS HEALTH......      6,544                                                                             6,544
Effect of foreign currency
  translation.....................                                                                       368                368
                                    ---------     ------       ----      --------    -------         -------          ---------
BALANCE, NOVEMBER 30, 1998........    220,130         --         --            --         --             394            220,524

Net loss..........................     (1,415)                                                                           (1,415)
Net transfer to IMS HEALTH........     (1,156)                                                                           (1,156)
Effect of foreign currency
  translation.....................                                                                       327                327
                                    ---------     ------       ----      --------    -------         -------          ---------
BALANCE, DECEMBER 31, 1998........    217,559         --         --            --         --             721            218,280

Net Loss..........................     (3,192)                                                                           (3,192)
Net Transfer from IMS HEALTH......      7,433                                                                             7,433
Effect of foreign currency
  translation.....................                                                                    (1,677)            (1,677)
                                    ---------     ------       ----      --------    -------         -------          ---------
BALANCE, DECEMBER 31, 1999........    221,800         --         --            --         --            (956)           220,844

Net transfer from IMS HEALTH......     19,945                                                                            19,945
Net loss prior to Spin............   (128,974)                                                                         (128,974)
Effect of Spin from IMS HEALTH....   (112,771)    14,832        148       112,623         --              --                 --
Effect of foreign currency
  translation.....................                                                                     1,260              1,260
Unrealized loss on securities
  available for sale..............                                                                    (1,937)            (1,937)
Issuance of common stock to Stock
  Purchase Plan...................                    30         --           128                                           128
Net Loss subsequent to Spin.......                                                    (9,674)                            (9,674)
                                    ---------     ------       ----      --------    -------         -------          ---------
BALANCE, DECEMBER 31, 2000........  $      --     14,862       $148      $112,751    $(9,674)        $(1,633)         $ 101,592
                                    =========     ======       ====      ========    =======         =======          =========

        See accompanying Notes to the Consolidated Financial Statements.

                                 SYNAVANT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION. On August 31, 2000, IMS HEALTH INCORPORATED ("IMS HEALTH") completed the spin off of SYNAVANT Inc. ("SYNAVANT" or the "Company") to its stockholders (the "Distribution" or "Spin"). As a result of the Spin, SYNAVANT became a separate legal entity. SYNAVANT serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making and program implementation. The SYNAVANT business is composed of the pharmaceutical industry automated sales and marketing support business of the former IMS HEALTH Strategic
Technologies, Inc., certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's former interactive and direct marketing businesses, including the business of Clark-O'Neill, Inc. ("Clark O'Neill"); and Permail Pty., Ltd. ("Permail"), in which SYNAVANT owns 51%. These businesses prior to the Spin were managed by IMS HEALTH and reported within IMS HEALTH's consolidated financial statements. In connection with the Spin, the Company and IMS HEALTH entered into a Distribution Agreement dated August 31, 2000 which described certain matters related to the transaction (SEE Note 14).

    The Company operated as a business unit of IMS HEALTH through the eight months ended August 31, 2000, the year ended December 31, 1999, the one month ended December 31, 1998 and the year ended November 30, 1998 ("Respective Periods"). The financial statements during the Respective Periods have been prepared using IMS HEALTH's historical basis in the assets and liabilities and historical results of operations related to the Company's business, which were all under the common control of IMS HEALTH. The financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented.

    The financial statements include allocations of certain IMS HEALTH corporate and other expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services and other corporate overhead) relating to the Company's business for the Respective Periods. Management believes the methods used to allocate these costs are reasonable. The financial statements exclude allocations of revenues and costs for related party transactions with IMS HEALTH as it relates to the licensing of data, except for the periods post Spin which include costs consistent with agreements executed in connection with the Spin. The financial information for the Respective Periods included herein may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during the periods presented.

    RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with current year-end presentation.

    CONSOLIDATION. The consolidated financial statements of the Company include the accounts of the Company, after elimination of all material intercompany accounts and transactions within the SYNAVANT consolidated group.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

    PROPERTY AND EQUIPMENT. Buildings and equipment are depreciated over their estimated useful lives of 40 and 3 to 5 years, respectively, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of the improvement. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of operating results.

    COMPUTER SOFTWARE. Direct costs incurred in the development of computer software are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred and are included in Research and Development in the consolidated Statements of Operations. Research and development expense totaled $12,556, $13,173, and $6,791 for the years ended December 31, 2000 and 1999 and November 30, 1998, respectively. Capitalization ceases and amortization starts when the product is available for general release to customers. Computer Software costs for developed software are being amortized, on a product-by-product basis, over three years. Annual amortization is equal to capitalized computer software costs times the greater of (a) the ratio of a product's current gross revenues to the total of current and expected gross revenues or (b) one-third.

    GOODWILL. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five years (subsequent to the Spin). Prior to the Spin, Goodwill was being amortized over 5 to 40 years (SEE Note 2). At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with impaired long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill and recognizes any impairment on the basis of such comparison. The impairment loss, if applicable, is then calculated based on the sum of the discounted cash flows compared to the carrying value. The recognition and measurement of goodwill impairment is assessed at the business unit level or on an enterprise-wide basis, as applicable.

    OTHER LONG-LIVED ASSETS.  In accordance with the provisions of SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Company reviews long-lived assets and certain identifiable intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying amount of such assets. The impairment loss, if applicable, is then calculated based on the sum of the discounted cash flows compared to the carrying value. Accordingly, the Company recognizes impairment losses on long-lived assets as a result of its review.

    REVENUE RECOGNITION. The Company recognizes software license fee revenue in accordance with AICPA Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). The Company generally sells its software licenses under multiple element arrangements together with services. These arrangements include instances where services are essential to the functionality of the software and instances where they are not. In cases where services to be provided are not essential to the functionality of the software, the Company has sufficient vendor specific objective evidence of fair value ("VSOE") of the elements to recognize the revenue separately. The Company has determined the

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) VSOE of its software license fee based on the consistent per user license fee charged to its customers. The VSOE of the software service element is based on the price of the software services when sold separately. The Company accounts for the maintenance and support element separately using VSOE, which is determined based on the customer renewal fees for such services. The Company recognizes the software license fees under this type of arrangement upon delivery. Additionally, software license revenue is recognized upon delivery when a customer purchases additional licenses and the Company's system has been installed at the customer's site. The Company does not recognize any license fees unless the product has been delivered, persuasive evidence of an arrangement exists, the license fee amount is fixed and determinable and collectability is probable. Where services are considered essential to the functionality of the software, the Company recognizes software license fee and services revenue over the service period using the percentage of completion method based on labor inputs. The service period commences subsequent to execution of a license agreement and ends when the product configuration is complete and implemented in the field. Costs of software license fees consist primarily of amortization of development costs capitalized under SFAS No. 86 and third-party royalties.

    Revenues from software services, maintenance and other services including the Pharbase(SM) products, are recognized as the services are performed. The Company provides certain consulting and post-implementation customization services which are under short-term arrangements. Revenues related to fixed fee consulting arrangements are recognized as the service is performed using the percentage of completion method of accounting based on labor input measures. The Company's customers typically purchase maintenance and support services concurrently with software. Revenues from customer maintenance, support services, and data server rental agreements are recognized on a straight-line basis over the term of the agreement. In the event that hardware is part of the customer solution, the Company configures the hardware by installing its applications and recognizes the related hardware revenue and costs upon delivery to the customer. Hardware amounts are not significant and are included in software services costs. The Company also sells certain software under term license arrangements (primarily outside the U.S.) combined with post contract support and related data server/ network management and other services. The Company recognizes all fees for these arrangements ratably over the term of the agreement, typically three years with annual renewal provisions. Revenue recognized under these arrangements does not exceed amounts billed and due within one year. Costs of software services, maintenance and other services consists primarily of salaries, benefits and allocated overhead costs related to implementation, technical support, development, training, and customer support personnel.

    Revenue from interactive marketing services is recognized on delivery of the product or when the services are rendered. In connection with the Company's interactive marketing services, the Company recognizes postage, handling and other direct third party costs charged separately to its customers as revenue with the related expenses included in operating costs in the accompanying financial statements. Interactive marketing revenues and operating costs include revenue and costs from postage, handling and other third party costs totaling $25,310, $28,030, and $21,918 for the years ended December 31, 2000 and 1999, and November 30, 1998, respectively.

    Deferred revenues arise primarily as a result of annual billings of software maintenance fees at the beginning of maintenance terms and billings of software license fees in accordance with contractual

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) terms that may not correlate directly with the delivery of software, products or services. The amount of deferred revenue will increase and decrease based on the timing of billings and related recognition of software license revenues. Unbilled accounts receivable arise as a result of revenues earned under contractual arrangements for products delivered prior to the related billings to the customer. The Company generally bills the customer for these amounts within 90 days.

    FOREIGN CURRENCY TRANSLATION. The Company has significant operations in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company's combined financial statements when translated into U.S. Dollars.

    For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues and expenses are translated using average rates of exchanges. For these countries, currency translation adjustments are accumulated in a separate component of stockholders equity, whereas realized transaction gains and losses are recognized in other income (expense)--net. For operations in countries that are considered to be highly inflationary, or where the U.S. Dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-period exchange rates, whereas non-monetary accounts are translated using historical exchange rates, and all translation and transaction adjustments are recognized in other (expense)--net.

    INCOME TAXES. The results of the Company have been included in the consolidated Federal and certain state and non-U.S. income tax returns of IMS HEALTH and Cognizant for the Respective Periods. The provision for income taxes in the Company's consolidated financial statements has been determined as if SYNAVANT was a separate company during the Respective Periods. Income taxes deemed paid on behalf of the Company by IMS HEALTH and Cognizant for the Respective Periods are included in Divisional Equity. Effective after the Distribution, the Company now files separate income tax returns.

    Income taxes are provided using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized based on the estimated realizable differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities.

    We have recorded valuation allowances of $8,196 as of December 31, 2000 and $4,147 as of December 31, 1999 related to the Company's deferred tax assets because we believe that it is unlikely that such assets will be realized, however, ultimate realization could be impacted by market conditions or other variables not known at this time. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax asset may be recognized in the future.

    DIVISIONAL EQUITY. Divisional Equity includes historical loans and advances to/from IMS HEALTH, including net transfers to/from IMS HEALTH, third-party liabilities paid by IMS HEALTH on behalf of the Company and amounts due to/from IMS HEALTH for services and other charges, periodic net

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income (loss) and foreign currency translation adjustments through the Respective Periods up to the distribution date.

    ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, depreciation and amortization periods, capitalized software costs, employee benefit plans, income taxes, acquired in-process research and development, purchase price allocations, and allocation of IMS HEALTH corporate and other costs.

    EARNINGS PER SHARE. Basic earnings per share are calculated by dividing net income (loss) by the weighted average common shares of SYNAVANT. Diluted earnings per share are calculated by dividing net income (loss) by dilutive potential common shares and weighted average common shares of SYNAVANT. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all SYNAVANT employee options are used to repurchase SYNAVANT common stock at market value. The amount of shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the options. Where the company has recorded a loss, dilutive potential common shares are not included in the calculation of diluted loss as to do so would be antidilutive.

    RECENTLY ISSUED ACCOUNTING STANDARDS. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion
No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation, involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 are effective July 1, 2000. Adoption of FIN No. 44 has not had an effect on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective in fiscal 2000. The adoption of SAB No. 101 has not had a material impact on the Company's consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133--an amendment of FASB Statement No. 133". Citing concerns about companies' ability to modify their information systems in time to apply SFAS No. 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). Management does not believe that adoption of the statement will have a material impact on the Company's consolidated financial statements.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2.  SIEBEL ALLIANCE AND ASSET IMPAIRMENT

    On July 19, 2000, the Company announced a five-year strategic alliance (the "Alliance") with Siebel Systems, Inc. ("Siebel"), a leading provider of eBusiness application software, to develop, market, and sell an integrated eBusiness software and service solution featuring Siebel ePharma, a pharmaceutical version of Siebel eBusiness Applications, and the Company's global implementation and support capabilities. Through the Alliance, the Company will deliver eBusiness solutions to customers worldwide in the pharmaceutical, biotechnology and healthcare industries.

    As part of the Alliance, SYNAVANT and Siebel entered into (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for SYNAVANT's internal use. Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel Licensed software. Under this arrangement, SYNAVANT has the right to distribute and sublicense Siebel software products to companies in the life sciences industry (pharmaceutical, biotechnology and healthcare) worldwide in conjunction with SYNAVANT's own proprietary software and services. As part of the arrangement, Siebel and SYNAVANT share in the sublicensing and maintenance fees generated from the licensing of the Siebel software.

    Additionally, the Reseller Agreement limits the extent to which SYNAVANT may independently develop, integrate, market, license or distribute products that are directly competitive with those packaged and promoted by Siebel. SYNAVANT may, however, continue to license and support its existing Cornerstone-TM- and Premiere(SM) customers. The Company believes that the Alliance with Siebel significantly alters the Company's product offerings and product development opportunities in the future. The agreement between the Company and Siebel may be terminated unilaterally by either party at the end of the 5-year term.

    Under the terms of the Alliance, SYNAVANT is contractually obligated to discontinue the future enhancement and development of the Cornerstone-TM- and Premiere(SM) products, but may continue to support users of these products under current and future contracts. Management anticipates that these products will eventually be phased out and replaced by a new generation of joint solution offerings incorporating Siebel technology.

    As a result of this transaction and the Distribution, the Company believes that a significant portion of its computer software (including acquired technology) and enterprise-wide goodwill is not recoverable. The Company has completed its assessments of the financial impact of the Siebel Alliance and the Distribution with respect to determining the amount of the accelerated amortization of capitalized software and the impairment of enterprise-wide goodwill. The Company performed a net realizable value analysis to determine the recoverability of its capitalized software assets (including acquired technology). Based on this analysis, the Company recorded $14,553 of accelerated amortization, in the period ended September 30, 2000 related to costs determined to be unrecoverable. The analysis took into consideration the impact of the Siebel Alliance and the Distribution on the in-process technology and core technology resulting from the Walsh acquisition in 1998. As a result of the Alliance, the remaining Walsh In-Process Research and Development project has been discontinued and the core technology has been incorporated into the net realizable value analysis. This non-cash charge of $14,553 is included in the Consolidated Statements of Operations in Software Fee Operating Costs ($5,385) and Depreciation and Amortization ($9,168) for the year ended December 31, 2000. The Company will continue to amortize the remaining costs over the period of expected benefit and will

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2. SIEBEL ALLIANCE AND ASSET IMPAIRMENT (CONTINUED) continue to assess the recoverability of its capitalized software in accordance with its accounting policies. The remaining value of its Computer software assets is being amortized over 3 years. Under its accounting policy for goodwill impairment, the Company completed a discounted cash flow analysis on an enterprise-wide basis, resulting in an impairment charge of $100,900 for the year ended December 31, 2000. In addition, the Company has reduced its remaining period of amortization of goodwill to 5 years, which represents its revised estimated useful life and is also consistent with the remaining term of the agreement with Siebel. The Company will continue to assess the recoverability of its goodwill balance in accordance with its accounting policies.

NOTE 3.  ACQUISITIONS

WALSH INTERNATIONAL, INC.

    On June 24, 1998, Cognizant Corporation (the accounting predecessor company to IMS HEALTH) ("Cognizant") acquired Walsh International, Inc. ("Walsh") for an original purchase price of $193,748 consisting of $167,148 of Cognizant common stock, $9,521 of Cognizant stock options and direct acquisition and integration costs in the amount of $17,079. Walsh was contributed to the SYNAVANT business by IMS HEALTH as part of the Distribution.

    Under the terms of the Walsh acquisition agreement, Walsh shareholders received 6,454,600 shares of Cognizant common stock (on a post- 2 for 1 split basis), issued from Cognizant treasury stock, for a total consideration of approximately $167,148 based on a Cognizant share price of $25.896. The original estimate of direct acquisition and integration costs of $17,079 consisted of severance ($4,876), lease terminations ($2,569) and other direct acquisition and integration costs ($9,634). These direct acquisition and integration costs were incremental and were incurred as a direct result of the acquisition and the formal plan to exit certain activities as part of the overall integration effort (such as severance costs related to Walsh employees) and certain contractual costs (such as Walsh leases that were to be terminated). Direct acquisition and integration costs primarily include the professional fees of investment bankers, attorneys and accountants, and change in control and other transaction-related bonuses paid to Walsh personnel. At December 31, 1999, the program for integrating Walsh had been completed. In completing the program, the Company incurred higher-than-anticipated severance costs for Walsh employees, and terminated acquired Walsh leases at a cost lower than originally anticipated. In addition, a certain lease scheduled for termination was subsequently retained by the Company. As a result, the remaining liability for direct acquisition and integration costs, and goodwill were reduced by $890.

    The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition was based primarily on estimates of fair values by an independent appraisal firm.

    In connection with the Walsh acquisition, the Company allocated a portion of the purchase price to acquired in-process research and development costs ("IPR&D") amounting to $21,900 in 1998 relating to three projects. At the date of acquisition, the development of the IPR&D projects had not reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. In accordance with the SEC guidance issued in 1998 with respect to the allocation of purchase price to IPR&D in connection with an acquisition, the amounts allocated

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3.  ACQUISITIONS (CONTINUED)
to IPR&D reflect the relative value and contribution of the acquired IPR&D. Consideration was given to the projects' then stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, the costs already incurred and the projected costs to complete the projects. The Company completed two of the three IPR&D projects and released the related products in 1999. The third project was discontinued in connection with the Company's reprioritization of development activities in 2000 after the completion of the Siebel alliance.

    In addition, the Company allocated $29,000 to existing core technology, representing software that, at the date of acquisition, was currently in use and available for sale. The final purchase price allocation is summarized below:

IPR&D charge................................................  $ 21,900
Net liabilities assumed.....................................    (1,609)
Computer software...........................................    29,000
Deferred taxes..............................................    (8,700)
Goodwill....................................................   152,267
                                                              --------
Final Purchase Price........................................  $192,858
                                                              ========

    The following unaudited pro forma financial information presents the combined results of operations of the Company and Walsh as if the acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities constituted a single entity and is exclusive of the IPR&D charge.

                                                               YEAR ENDED
                                                              NOVEMBER 30,
                                                                  1998
                                                              ------------
                                                              (UNAUDITED)
Revenues....................................................    $180,163
Net loss....................................................    $ (7,032)

    As discussed in Note 2, the Company recorded impairment charges related to its acquired computer software and goodwill amounts.

LOGIX, INC.

    In December 1998, the Company acquired Logix, Inc. ("Logix") for $4,312 in cash. The acquisition was accounted for as a purchase. The Company allocated $500 to existing core technology, which is being amortized on a straight-line basis over three years and the remainder, $3,812, to goodwill, which is being amortized over five years. The impact of the Logix acquisition on the results of operations had the acquisition occurred on January 1, 1998 would not have been material.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4.  FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE RISK MANAGEMENT

    The Company transacts business in many countries and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business activities. During the Respective Periods, through IMS HEALTH, the Company entered into various contracts which change in value as foreign exchange rates change to protect the value of non-functional currency assets and liabilities. IMS HEALTH allocated contracts to the Company relating to specific balance sheet exposures at each balance sheet date during the Respective Periods. The Company's policy is to maintain hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures over the subsequent year. The gains and losses on these hedges offset changes in the value of the related exposures. Total foreign exchange gains (losses), including gains (losses) on these hedges, were $(884), ($161), and $596 for the years ended December 31, 2000 and 1999, and November 30, 1998, respectively. Gains and losses on contracts hedging non-functional currency assets and liabilities are included in operating results in other income (expense).

    It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes.

    The Company uses forward contracts to hedge non-functional currency assets and liabilities. At December 31, 2000, the Company had $0 in foreign exchange forward contracts. At December 31, 1999, the Company had approximately $4,800 in foreign exchange forward contracts outstanding with various expiration dates through January 2000 hedging non-functional currency assets and liabilities. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 2000, the Company's financial instruments included cash, cash equivalents, and accounts receivable. At December 31, 2000, the fair values of cash, cash equivalents, and accounts receivable approximated carrying values due to the short-term nature of these instruments.

CREDIT CONCENTRATIONS

    The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company enters into transactions only with financial institution counterparties which have a credit rating of A or better. In addition, the Company limits the amounts of credit exposure with any one institution.

    The Company maintains accounts receivable balances principally from customers in the pharmaceutical industry. Management believes the Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2000 due to the high quality of its customers and their dispersion across many geographic areas. These receivable balances are unsecured. The

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4.  FINANCIAL INSTRUMENTS (CONTINUED)
Company believes its allowance for uncollectible accounts is sufficient to provide for any risk of credit losses.

NOTE 5.  EMPLOYEE BENEFIT PLANS

U.S. BENEFIT PLANS

    For the Respective Periods, certain domestic employees of SYNAVANT participated in IMS HEALTH's defined benefit pension plan. The plan was a cash balance pension plan under which 6% of creditable compensation plus interest was credited to eligible employee's retirement accounts on a monthly basis. At the time of retirement, the vested employee's account balance is actuarially converted into an annuity. The Company accounted for the plan as a multi-employer plan. The Company recorded pension expense related to its employees participation in the IMS HEALTH plan, as allocated totaling $250, $490, and $420, for the period ended August 31, 2000, the years ended
December 31, 1999 and November 30, 1998, respectively.

    In addition, certain U.S. based employees of the Company were eligible to participate in IMS HEALTH's various healthcare and life insurance plans for retired employees. Employees based in the United States become eligible for benefits or participation under these plans if they work for the Company for 10 years after attaining age 45. The Company accounted for the plans as multi-employer plans. Accordingly, the cost of the post-retirement benefit plans as allocated by IMS HEALTH during the period ended August 31, 2000, and the years ended December 31, 1999 and November 30, 1998 were $156, $247 and $215, respectively. These plans have provided healthcare and life insurance coverage to the SYNAVANT employees up through the Distribution whereafter SYNAVANT has provided similar coverage.

    Substantially all U.S. based employees were eligible to participate in IMS HEALTH-sponsored defined contribution plans during the Respective Periods. In the plans, the sponsoring employer makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to these plans was $472, $770 and $750, for the period ended August 31, 2000 and the years ended December 31, 1999 and November 30, 1998, respectively.

    Immediately following the Spin of the Company, employee participation in the IMS HEALTH defined benefit plan, various healthcare and life insurance plans for retired employees and the defined contribution plan were discontinued. The Company formed the SYNAVANT 401(k) Retirement Savings Plan and various healthcare and life insurance plans.

    In August 2000, the Company formed the SYNAVANT 401(k) Retirement Savings Plan (401(k) Plan) in which eligible employees can participate. The Company matches 50% of the first 6% of salary contributed by the participant. In addition and at the discretion of the Company, SYNAVANT may also make a contribution to the 401(k) Plan equal to 3% of the employee's annual compensation. Also, for participants who meet certain other criteria, the Company may make an additional contribution of 2% of the employee's annual compensation. The Company provides retiree medical coverage to eligible employees who were covered under the IMS HEALTH plans. The Company's contribution on behalf of participating employees in the 401(k) Plan is $390 for the year ended December 31, 2000.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5.  EMPLOYEE BENEFIT PLANS (CONTINUED)
NON-U.S. BENEFIT PLANS

    The Company's foreign operations provide for retirement benefits in line with local statutory requirements.

NOTE 6.  EMPLOYEE STOCK PLANS

    Prior to the Spin, the SYNAVANT employees participated in the IMS HEALTH Stock Incentive Plans. At the time of the Spin, stock options held by SYNAVANT employees were adjusted to reflect an equity interest in SYNAVANT. An adjustment factor was applied to all existing IMS HEALTH stock options to preserve the economic value of such options. A total of 3,573,789 IMS HEALTH stock options were adjusted to reflect an equity interest in 7,352,518 options of SYNAVANT. Additionally, 833,000 stock options were granted by SYNAVANT after the spin off in fiscal year 2000.

    Some options granted under IMS HEALTH carried a prepayment provision whereby optionees paid 10% of the exercise price, with the remaining payment due when the options are exercised. On January 3, 2000, IMS HEALTH reduced the vesting period on substantially all options previously granted with a six-year vesting period to four years. As a result, 373,064 previously unvested options with exercise prices ranging from $15.79 to $27.15 became vested.

    Immediately following the Spin of the Company, outstanding awards under the IMS HEALTH Stock Incentive Plans and other option plans related to key employees of the Company were cancelled and replaced by substitute awards under SYNAVANT option plans. The terms of the new plans are similar to the IMS HEALTH plans.

SYNAVANT PLANS

    The Company has two stock incentive plans in which employees can participate, (a) the Stock Incentive Plan; and (b) the Employee Stock Purchase Plan.

STOCK INCENTIVE PLAN

    In August 2000, SYNAVANT adopted the 2000 Stock Incentive Plan ("SIP"). The SIP provides for grants of stock options, stock appreciation rights, and other stock-based awards, such as restricted stock and restricted stock units. Shareholders have authorized the Company to grant up to 1,600,000 shares under the Plan. As of December 31, 2000, 833,000 options have been granted and are outstanding with 767,000 shares remaining available for future grants. Stock options granted under the SIP were granted with an exercise price not less than fair market value on the date of grant based on our closing stock price as reported on the NASDAQ national securities exchange. Further, options expire after 10 years from the date of grant, and generally vest pro rata over three years.

    Restricted stock units may be granted to select executives under the SIP. Restricted stock units are granted upon achievement of specific performance goals and the fair market value of such restricted stock units is calculated at the time of the grant and amortized over the vesting period of the award. The Company has recognized compensation expense related to the issuance of restricted stock units of $149, $185, and $58 for the years ended December 31, 2000 and 1999 and November 30, 1998, respectively.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.  EMPLOYEE STOCK PLANS (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    In August 2000, the Company adopted the 2000 SYNAVANT Incorporated Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase a limited amount of Company stock at the end of a three-month period at a fixed price. Employees may contribute between 1% and 20% of their compensation, up to a total of $25,000 per year. The purchase price is the lesser of 85% of fair market value on (a) the first trading day of the offering period, or (b) the last trading day of the offering period. Fair market value is defined as the average of the high and low traded stock prices on the relevant day. Under the ESPP, the Company sold 29,302 shares to employees in 2000.

    SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock incentive plans. No compensation cost has been recognized for the fixed stock option plans in 2000, 1999, and 1998, respectively. Had compensation cost for the SYNAVANT stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Net Loss:
  As reported...........................................    $(138,648)      $(3,192)      $(25,217)
  Pro forma.............................................    $(150,720)      $(7,476)      $(26,797)
Loss Per Share--Basic and Diluted:
  As reported...........................................    $   (9.32)      $ (0.20)      $  (1.55)
  Pro forma.............................................    $  (10.13)      $ (0.48)      $  (1.65)

    The impact of the change in vesting mentioned above accelerated the pro forma fair value charge for previously vested options reflected in the pro forma EPS disclosures required by SFAS No. 123, thereby significantly increasing the 2000 pro forma SFAS No. 123 earnings charge when compared to the actual reported amount in prior periods. Under APB No. 25, there is no charge to the Consolidated Statement of Operations for this change.

    The fair value of the IMS HEALTH stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for options issued subsequent to August 31, 2000: dividend yield of 0.0%; expected volatility of 65%; a risk-free interest rate of 5.8%; and an expected term of 3 years. The following weighted-average assumptions were used for options issued from January 1 to August 31, 2000; dividend yield 0.3%; expected volatility of 40%; a risk-free interest rate of 5.9%; and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2000 prior to the Spin is $20.56 and options granted subsequent to the spin is $5.52. The following weighted-average assumptions were used for

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.  EMPLOYEE STOCK PLANS (CONTINUED)
1999: dividend yield of 0.3%; expected volatility of 35%; a risk-free interest rate of 4.8%; and an expected term of 3 years. The following weighted average assumptions were used for 1998: dividend yield of 0.3%; expected volatility of 25%; a risk-free interest rate of 5.4%; and an expected term of 3.7 years. The weighted average fair value (per stock option), of the SYNAVANT stock options granted in the 1999 and 1998 are $9.68 and $8.55, respectively. The assumptions used for the periods prior to the Spin are based on circumstances and factors associated with IMS HEALTH, particularly expected volatility. They may not be indicative of those which SYNAVANT may have as an independent company.

    At December 31, 2000, outstanding options for SYNAVANT common stock held by Company employees, totaled 7,989,165, of which 3,301,824 had vested and were exercisable. The option exercise prices range from $4.44 to $15.14 per SYNAVANT share and are exercisable over periods ending no later than 2010. At
December 31, 1999, outstanding options for IMS HEALTH common stock held by Company employees, including the substitute awards mentioned above, totaled 3,532,448, of which 1,024,226 had vested and were exercisable. The option exercise prices range from $9.89 to $31.15 per IMS HEALTH share and are exercisable over periods ending no later than 2009. At December 31, 1998, outstanding options for IMS HEALTH common stock (pre-Gartner conversion) held by Company employees totaled 3,232,712, of which 1,009,450 had vested and were exercisable. The option exercise prices ranged from $3.69 to $34.25 per IMS HEALTH share. Unless otherwise noted, the disclosure above and described in the tables below are reflected as IMS HEALTH shares and have not been restated to reflect the 1 for 20 distribution ratio.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.  EMPLOYEE STOCK PLANS (CONTINUED)
    Option activity related to Company employees follows:

                                                              IMS HEALTH    WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              -----------   ----------------
IMS HEALTH Options Outstanding, December 31, 1997...........   1,949,436         $17.34
Conversion Adjustment.......................................    (169,866)            --
Granted (1).................................................   1,844,302         $23.84
Exercised...................................................    (271,948)        $16.73
Expired/Terminated..........................................    (119,212)        $29.91
                                                              ----------         ------

IMS HEALTH Options Outstanding, December 31, 1998...........   3,232,712         $21.55
Conversion Adjustment.......................................     473,932             --
Granted.....................................................   1,274,696         $33.58
Exercised...................................................    (330,485)        $15.18
Expired/Terminated..........................................  (1,118,407)        $24.72
                                                              ----------         ------

IMS HEALTH Options Outstanding, December 31, 1999...........   3,532,448         $22.59
Employees retained by IMS HEALTH............................    (922,283)            --
Granted.....................................................     987,700         $20.56
Exercised...................................................     (23,205)        $15.03
Expired/Terminated..........................................        (871)        $24.23
                                                              ----------         ------

IMS HEALTH Options Outstanding, August 31, 2000 (2).........   3,573,789         $22.31
Conversion Adjustment.......................................   3,778,729             --
Granted.....................................................     833,000         $ 5.52
                                                              ----------         ------
Exercised...................................................          --             --
Expired/Terminated..........................................    (196,353)        $ 9.92
                                                              ----------         ------

SYNAVANT Options Outstanding, December 31, 2000 (2).........   7,989,165         $10.26
                                                              ==========         ======

------------------------

(1) Includes 1,292,024 options granted in connection with the Walsh acquisition (SEE Note 3).

(2) Option activity during the periods prior to the Spin as of August 31, reflect option activity of IMS HEALTH shares and have not been restated to reflect the 1 for 20 distribution ratio. This option activity was derived from IMS HEALTH's records.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.  EMPLOYEE STOCK PLANS (CONTINUED)

                                                                                         WEIGHTED-AVERAGE
                                      DECEMBER 31, 2000                               OPTION EXERCISE PRICES
                               --------------------------------                      -------------------------
                                                      NUMBER         REMAINING
RANGE OF EXERCISE PRICES       NUMBER OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE   OUTSTANDING   EXERCISABLE
------------------------       ------------------   -----------   ----------------   -----------   -----------
$ 4.44 - $ 7.00..............        967,632           134,137        9.0 years        $ 5.57         $ 6.43
$ 7.01 - $10.00..............      2,356,075         2,133,175        6.2 years        $ 7.75         $ 7.71
$10.01 - $13.00..............      2,500,386           394,379        8.7 years        $10.48         $10.91
$13.01 - $15.14..............      2,165,072           640,133        8.0 years        $14.80         $14.62
                                   ---------         ---------                         ------         ------
Total........................      7,989,165         3,301,824                         $10.25         $ 9.38
                                   =========         =========

NOTE 7.  INCOME TAXES

    Income (Loss) before provision for income taxes consisted of:

                                                                2000        1999       1998
                                                              ---------   --------   --------
U.S.........................................................  $(149,137)  $(14,475)  $(23,405)
Non-U.S.....................................................      4,079     17,755      1,468
                                                              ---------   --------   --------
                                                              $(145,058)  $  3,280   $(21,937)
                                                              =========   ========   ========

    Income tax provision (benefit) for income taxes consisted of:

                                                                2000        1999       1998
                                                              ---------   --------   --------
U.S. Federal and State:
Current.....................................................  $  (3,596)  $ (2,036)  $  2,196
Deferred....................................................     (6,834)     1,576       (265)
                                                              ---------   --------   --------
                                                              $ (10,430)  $   (460)  $  1,931
                                                              ---------   --------   --------
Non-U.S.:
Current.....................................................  $   4,020   $  6,885   $  1,424
Deferred....................................................         --         47        (75)
                                                              ---------   --------   --------
                                                              $   4,020   $  6,932   $  1,349
                                                              ---------   --------   --------
Total.......................................................  $  (6,410)  $  6,472   $  3,280
                                                              =========   ========   ========

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7.  INCOME TAXES (CONTINUED)

    The following table summarizes the significant differences between applying the U.S. Federal statutory income tax rate to the Company's income (loss) before provision for income taxes and the Company's reported provision for income taxes.

                                                                2000        1999       1998
                                                              ---------   --------   --------
Tax provision applying the federal statutory rate...........  $ (50,770)  $  1,148   $ (7,678)
State and local income taxes, net of federal tax benefit....     (5,331)       (33)       192
Impact of non-U.S. tax rates and credits....................      1,538        294        835
Non-deductible IPR&D........................................         --         --      7,665
Non-deductible goodwill amortization........................     43,881      4,445      2,131
Other, net..................................................        223        195        135
U.S. valuation allowance....................................      1,436         --         --
Foreign valuation allowance.................................      2,613        423         --
                                                              ---------   --------   --------
Provision for income taxes..................................  $  (6,410)  $  6,472   $  3,280
                                                              =========   ========   ========

    The Company's deferred tax assets (liabilities) are comprised of the following:

                                                                2000       1999
                                                              --------   --------
Deferred Tax Assets:
  U.S. operating losses.....................................  $ 4,310    $    --
  Foreign operating losses..................................    6,710      4,147
  Accrued liabilities.......................................      287        876
  Depreciation..............................................      343        321
  Bad debt reserve..........................................      491        288
                                                              -------    -------
                                                               12,141      5,632
Valuation allowance on operating losses.....................   (8,196)    (4,147)
                                                              -------    -------
                                                                3,945      1,485
                                                              -------    -------
Deferred Tax Liabilities:
  Computer software.........................................   (3,867)    (9,325)
  Other.....................................................      (78)      (146)
                                                              -------    -------
                                                               (3,945)    (9,471)
                                                              -------    -------
Net deferred tax liability..................................  $    --    $(7,986)
                                                              =======    =======

    The Company has established a valuation allowance attributable to deferred tax assets, primarily net operating losses where, based on available evidence, it is more likely than not that such assets will not be realized. If realized, utilization of Walsh pre-acquisition net operating losses, in the amount of approximately $2,400, will be reflected as a reduction of the associated goodwill and not as a tax benefit in the Consolidated Statement of Operations.

    Undistributed earnings of non-U.S. subsidiaries aggregated approximately $26,000 at December 31, 2000. Deferred tax liabilities have not been recognized for these undistributed earnings because the Company considers these earnings to be indefinitely reinvested. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, applicable taxes will be provided for such amounts. It is not currently practicable to determine the amount of such taxes.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8.  COMMITMENTS

    Certain of the Company's operations are conducted from leased facilities under operating leases. Rental expense under real estate operating leases for the years ended December 31, 2000 and 1999 and November 30, 1998 was $6,911, $5,418, and $4,501, respectively. The minimum annual rental expense for real estate operating leases that have initial or remaining noncancelable lease terms in excess of one year, at December 31, 2000 was: 2001--$6,982; 2002--$5,943;
2003--$4,544; 2004--$4,100; 2005--$3,952; and an aggregate of $6,195 thereafter.

    The Company also leases or participates in leases of certain computer and other equipment under operating leases. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expense under computer and other equipment leases was $1,600, $3,006, and $2,895 for the years ended December 31, 2000 and 1999 and November 30, 1998, respectively. At December 31, 2000, the minimum annual rental expense for computer and other equipment under operating leases that have remaining noncancelable lease terms in excess of one year was: 2001--$975; 2002--$629; 2003--$340; 2004--$182;
2005--$22; and $4 thereafter.

    On December 10, 1999, the Company sold its 49% interest in Permail Pty Limited ("Permail") for its approximate net book value. Prior to this transaction, the Company owned a 100% interest in Permail. Subsequent to the transaction, the Company continues to maintain a majority voting interest and control in Permail. Under the terms of the shareholders' deed entered into as part of the sale, the Company and the minority interest holder are committed to seek a buyer of Permail under certain circumstances in five years. This commitment does not prohibit the Company from retaining its ownership stake in Permail and buying the shares held by the minority shareholder. As of December 31, 2000, Permail's net assets totaled $2,590 and revenues for the year ended December 31, 2000 totaled $8,000.

NOTE 9.  RELATIONSHIPS WITH IMS HEALTH

    Prior to the Distribution, IMS HEALTH provided certain centralized services to the Company. Expenses related to these services were allocated to the Company based on utilization of specific services or, where not estimable, based on revenue of the Company in proportion to IMS HEALTH's consolidated revenue. Management believes these allocation methods are reasonable. These allocations were $5,585, $8,378, and $5,332 for the Respective Periods, respectively, and are included in operating costs and selling and administrative expenses in the Combined Statements of Operations. Amounts due to IMS HEALTH for these allocated expenses have been contributed by IMS HEALTH to the Company and are included in Divisional Equity.

    As part of the Distribution SYNAVANT and IMS HEALTH entered into a Corporate Services agreement whereby IMS HEALTH provides certain tax, treasury and transaction processing services to the Company in exchange for a fee for such services and which is reflected in the financial results of the Company in the period following the Distribution.

    The Company contracts for information technology consulting services from Cognizant Technology Solutions ("CTS"), a subsidiary of IMS HEALTH. Expense recognized for services rendered by CTS was $2,785, $2,225, and $151 for the years ended December 31, 2000 and 1999 and November 30, 1998, respectively.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9.  RELATIONSHIPS WITH IMS HEALTH (CONTINUED)
    Net transfers to or from IMS HEALTH are included in Divisional Equity and include advances and loans from affiliates, net cash transfers to or from IMS HEALTH, third-party liabilities paid by IMS HEALTH on behalf of the Company, amounts due to or from IMS HEALTH for services and other charges, and U.S. income taxes paid on behalf of the Company by IMS HEALTH during the Respective Periods. No interest cost was charged on these transactions or the net balance.

    The activity in the net transfers to IMS HEALTH account for all Respective Periods presented in Divisional Equity in the Consolidated Statements of Changes in Stockholders' Equity is summarized as follows:

                                  PERIOD ENDED        YEAR ENDED          MONTH ENDED         YEAR ENDED
                                 AUGUST 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998   NOVEMBER 30, 1998
                                 ---------------   -----------------   -----------------   -----------------
IMS HEALTH Services and
  Other Charges................      $ 5,585            $ 8,378             $   434             $ 5,332
Loans and Advances--Net........           --              2,613                  58              (2,483)
U.S. Income Taxes..............       (3,596)               460                  --               1,931
Cash Transfers--Net............       17,956             (4,018)             (1,648)              1,764
                                     -------            -------             -------             -------
Net Transfers (to) / from
  IMS HEALTH...................      $19,945            $ 7,433             $(1,156)            $ 6,544
                                     =======            =======             =======             =======

    The Company and IMS HEALTH share the use of certain information databases. The databases Xponent (owned by IMS HEALTH) and Pharbase(SM) (owned by the Company) contain information related to prescription drug trends and physicians, respectively. The companies sell information from these databases to their customers. Prior to the Distribution, the Company and IMS HEALTH have not charged one another for the use of these databases. The Company and IMS HEALTH have entered into an agreement as part of the Distribution whereby each of the companies charge one another an annual negotiated fee for the use of the databases. (SEE Note 14--The Distribution).

NOTE 10.  GOODWILL AND COMPUTER SOFTWARE:

                                                              COMPUTER
                                                              SOFTWARE   GOODWILL
                                                              --------   ---------
December 31, 1998...........................................  $ 32,460   $ 181,365
Additions at Cost...........................................     6,130          --
Acquisitions (See Note 3)...................................       500        (188)
Amortization................................................    (7,983)    (13,046)
Other deductions and reclassifications......................      (678)       (768)
                                                              --------   ---------
December 31, 1999...........................................  $ 30,429   $ 167,363
Additions at Cost...........................................     6,496          --
Aquisitions (See Note 3)....................................        --          --
Amortization................................................    (8,583)    (12,270)
Accelerated amortization and goodwill impairment (See
  Note2)....................................................   (14,553)   (100,900)
Other deductions and reclassifications......................      (759)     (1,302)
                                                              --------   ---------
December 31, 2000...........................................  $ 13,030   $  52,891
                                                              ========   =========

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10.  GOODWILL AND COMPUTER SOFTWARE: (CONTINUED)
    Accumulated amortization of computer software was $51,420 and $27,525 at December 31, 2000 and 1999, respectively. The amortization of internally developed software has been recorded in the Consolidated Statement of Operations within the cost of Software Fees (2000--$7,364; and 1999--$2,014), whereas amortization of acquired softwares is included in Depreciation and Amortization (2000--$15,752; 1999--$5,989).

    Accumulated amortization of goodwill was $149,007 and $34,535 at December 31, 2000 and 1999, respectively. The goodwill impairment charge of $100,900 is included within Depreciation and Amortization in the Consolidated Statement of Operations.

NOTE 11.  CONTINGENCIES

    SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

    In addition, the Company is subject to certain other contingencies discussed below.

    In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter as set forth below. Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9,000 for these liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company has recorded a $9,000 liability associated with these matters as part of the Distribution. If an unfavorable outcome occurs, the amount due up to $9,000 is due and payable in 2003. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9,000, related to these contingent liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

DUN & BRADSTREET SPIN-OFF

    Under the terms of the distribution agreements relating to the 1996 spin-off of IMS HEALTH's predecessor, Cognizant, from D&B and relating to the 1998 spin-off of IMS HEALTH from Cognizant, as a condition to the distribution, IMS HEALTH and any company that it spins off, including SYNAVANT, are required to undertake to be jointly and severally liable to D&B, A.C. Nielsen Company and Cognizant for IMS HEALTH obligations under the 1996 Distribution Agreement and the 1998 Distribution Agreement. In the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition and results of operations. Certain of such liabilities are discussed below:

INFORMATION RESOURCES LITIGATION

    On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen and I.M.S. International Inc. (a predecessor of IMS HEALTH) (the "IRI Action"). The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11.  CONTINGENCIES (CONTINUED)
an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350,000, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery is continuing in this matter.

    In light of the potentially significant liabilities which could arise from the IRI Action and in order to facilitate the distribution by D&B of shares of Cognizant and A.C. Nielsen Company in 1996 (the "1996 Spin-Off"), D&B, AC Nielsen (the parent company of A.C. Nielsen Company) and Cognizant entered into an Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating liabilities that may arise out of or in connection with the IRI Action, and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that AC Nielsen will assume exclusive liability for liabilities up to a maximum amount to be calculated at the time such liabilities, if any, become payable (the "ACN Maximum Amount") and that Cognizant and D&B will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which AC Nielsen will be able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of AC Nielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of AC Nielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

    In 1998, IMS HEALTH was spun-off from Cognizant (the "1998 Spin-Off") which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS HEALTH and NMR are jointly and severally liable to D&B and AC Nielsen for Cognizant's obligations under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and AC Nielsen (the "1996 Distribution

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11.  CONTINGENCIES (CONTINUED)
Agreement"). In connection with the 1998 Spin-Off, IMS HEALTH and NMR agreed that, as between themselves, IMS HEALTH will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS HEALTH has agreed to be fully responsible for any legal fees and expenses incurred during 1998. NMR's aggregate liability to IMS HEALTH for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125,000. SYNAVANT management is unable to predict at this time the final outcome of this matter.

OTHER CONTINGENCIES

    IMS HEALTH, Cognizant and D&B have entered, and IMS HEALTH continues to enter, into global tax planning initiatives in the normal course of their business. These activities are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved adversely to IMS HEALTH, Cognizant, D&B or SYNAVANT.

    IMS HEALTH has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised IMS HEALTH that during the second quarter of 2000 it filed an amended tax return for these periods which reflects $561,600 of tax and interest due. Under the terms of the 1996 Distribution Agreement, IMS HEALTH is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137,000. D&B paid approximately $349,300 of this amount in early May 2000, and IMS HEALTH paid approximately $212,300 in May 2000 (the
"May 2000 Payment"). A portion of IMS HEALTH's liability will in turn be shared with NMR under the Distribution Agreement between those companies dated
June 30, 1998 (the "1998 Distribution Agreement"). The payments are being made to the IRS to stop further interest from accruing. D&B expects a formal assessment for the additional tax to be issued by the IRS during the second quarter of 2000. D&B has advised IMS HEALTH that, notwithstanding the filing and payment, it intends to contest the assessment of additional tax. IMS HEALTH estimates that its share of the liability, were the IRS to prevail, would be approximately $140,000 net of income tax benefit on interest (approximately $31,300) and NMR's contribution obligations (approximately $41,000). Although the Company is jointly and severally liable for this obligation, it is not currently estimable what portion of this obligation, if any, will be borne by the Company.

NOTE 12.  SUPPLEMENTAL FINANCIAL DATA

ACCOUNTS RECEIVABLE--NET:

                                                              2000       1999
                                                            --------   --------
Trade.....................................................  $41,647    $41,380
Unbilled receivables......................................    4,523      5,658
Other.....................................................    2,503        565
Less: Allowance for doubtful accounts.....................   (1,830)    (1,012)
                                                            -------    -------
                                                            $46,843    $46,591
                                                            =======    =======

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12.  SUPPLEMENTAL FINANCIAL DATA (CONTINUED)
OTHER CURRENT ASSETS:

                                                                2000       1999
                                                              --------   --------
Inventory...................................................   $2,085     $1,454
Prepaid expenses............................................    3,495      2,210
Deferred taxes..............................................      428         --
                                                               ------     ------
                                                               $6,008     $3,664
                                                               ======     ======

PROPERTY, PLANT AND EQUIPMENT--NET:

                                                              2000       1999
                                                            --------   --------
Property..................................................  $ 1,095    $   850
Plant and equipment.......................................   46,399     43,870
Less: Accumulated depreciation............................  (36,634)   (32,502)
Leasehold improvements, less: accumulated amortization of
  $4,049 and $3,256, respectively.........................    2,773      3,415
                                                            -------    -------
                                                            $13,633    $15,633
                                                            =======    =======

ACCRUED AND OTHER CURRENT LIABILITIES:

                                                              2000       1999
                                                            --------   --------
Salaries, wages, bonuses and other compensation...........  $ 4,643    $ 6,045
Other.....................................................   11,209     12,868
                                                            -------    -------
                                                            $15,852    $18,913
                                                            =======    =======

NOTE 13.  OPERATIONS BY GEOGRAPHIC SEGMENT

    The Company delivers pharmaceutical relationship management and interactive marketing solutions globally in 23 countries. Prior to the Distribution, the SYNAVANT businesses, as defined in Note 1, were managed as part of the IMS segment of IMS HEALTH. The Company's chief operating decision-makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company's country of domicile. The Europe Segment includes the operations of the United Kingdom, which is the largest country in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13.  OPERATIONS BY GEOGRAPHIC SEGMENT (CONTINUED)
                          DOLLAR AMOUNTS IN THOUSANDS

                                                    AMERICAS (1)    EUROPE    ASIA PACIFIC     TOTAL
                                                    ------------   --------   ------------   ---------
YEAR-ENDED DECEMBER 31, 2000
Operating revenues................................     105,873      57,171       18,395        181,439
Segment operating income (loss)...................    (139,559)     (4,299)         105       (143,753)
Non-operating income (loss).......................        (159)     (1,155)           9         (1,305)
Income before income taxes........................                                            (145,058)
Provision for income taxes........................                                               6,410
Net loss..........................................                                            (138,648)
Segment total depreciation and amortization.......    (134,861)     (6,819)        (710)      (142,390)
Segment capital expenditures......................       4,559       1,746          364          6,669
Identifiable assets at December 31, 2000..........     109,349      39,506        7,644        156,499

YEAR-ENDED DECEMBER 31, 1999
Operating revenues................................    $111,522     $67,321      $21,714      $ 200,557
Year 2000 costs...................................       2,769           0            0          2,769
Segment operating income (loss)...................     (13,200)     15,799          951          3,550
Non-operating income (loss).......................          23        (308)          15           (270)
Income before income taxes........................                                               3,280
Provision for income taxes........................                                              (6,472)
Net loss..........................................                                              (3,192)
Segment total depreciation and amortization.......      25,763       1,275          802         27,840
Segment capital expenditures......................       2,732       2,129          510          5,371
Identifiable assets at December 31, 1999..........     227,291      32,916        8,092        268,299

MONTH-ENDED DECEMBER 31, 1998
Operating revenues................................       8,307       4,135        1,207         13,649
Segment operating loss............................      (2,207)       (169)        (121)        (2,497)
Non-operating income (loss).......................        (134)         30          (18)          (122)
Loss before income taxes..........................                                              (2,619)
Benefit from income taxes.........................                                               1,204
Net loss..........................................                                              (1,415)
Segment total depreciation and amortization.......       1,980          97           77          2,154
Segment capital expenditures......................         250          20            8            278
Identifiable assets at December 31, 1998..........     251,819      27,954       10,913        290,686

YEAR-ENDED NOVEMBER 30, 1998
Operating revenues................................     107,052      29,792       12,161        149,005
Acquired in-process research and development......      21,900           0            0         21,900
Segment operating income (loss)...................     (27,675)      5,340         (174)       (22,509)
Non-operating income (expense)....................         787        (115)        (100)           572
Loss before income taxes..........................                                             (21,937)
Provision for income taxes........................                                              (3,280)
Net loss..........................................                                             (25,217)
Segment total depreciation and amortization.......      15,044         667          768         16,479
Segment capital expenditures......................       2,397         283          214          2,894
Identifiable assets at November 30, 1998..........     247,210      26,733       11,446        285,389

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13.  OPERATIONS BY GEOGRAPHIC SEGMENT (CONTINUED)
    Information about the Company's operations and long-lived assets by geography are as follows:

                                               U.S.       U.K.     AUSTRALIA   REST OF WORLD (3)    TOTAL
                                             --------   --------   ---------   -----------------   --------
YEAR ENDED DECEMBER 31, 2000
Operating revenue (2)......................   99,363     25,055     16,655           40,366        181,439
Long-lived assets (1)......................   74,009      3,990        985            3,070         82,054

YEAR ENDED DECEMBER 31, 1999
Operating revenue (2)......................  104,051     28,670     20,669           47,167        200,557
Long-lived assets (1)......................  199,439     10,154      1,531            2,301        213,425

MONTH ENDED DECEMBER 31, 1998
Operating revenue (2)......................    7,749      1,634      1,077            3,189         13,649
Long-lived assets (1)......................  214,222      9,996      5,049            2,418        231,685

YEAR ENDED NOVEMBER 30, 1998
Operating revenue (2)......................  104,713     12,605     11,642           20,045        149,005
Long-lived assets (1)......................  211,932     10,148      5,247            2,157        229,484

------------------------

(1) Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998 (SEE Note 3).

(2) Operations outside the U.S. are primarily comprised of the operations of the former Walsh.

(3) Rest of World is primarily comprised of operations in Europe.

NOTE 14.  THE DISTRIBUTION

    In accordance with the Distribution Agreement, as of the Spin, IMS HEALTH conveyed title to certain assets and transferred certain liabilities. The net assets recorded by SYNAVANT on the Spin date to reflect this capital contribution totaled approximately $15,341. The net assets received included $10,707 of cash, which is subject to adjustment in accordance with the Distribution Agreement. The amount of the adjustment could result in a payable to IMS HEALTH of as much as $1,500. The Company also assumed a liability of up to $9,000 in connection with the Distribution Agreement whereby SYNAVANT will bear 50% of IMS HEALTH's share of certain of the liabilities as discussed in
Note 11.

    In addition, pursuant to the Distribution Agreement, the Company is contractually entitled to receive shares of Gartner Group common stock with a fair value of $4,000 as of the close of business on the spin date and a note receivable from a third party with a carrying value of $2,500. The Gartner Group shares are subject to certain contractual restrictions on transfer and voting that were agreed to as part of the Gartner Group distribution. Title to these assets have not been conveyed to the Company as of December 31, 2000. The Company has classified the value of the Gartner Group shares on the balance sheet as a distribution receivable (included in current assets) and has accounted for them in accordance with the underlying securities to be received. The Company has classified the note receivable from a third party as a long term note receivable and is accounting for it in accordance with the underlying asset to be received. In addition, the value of the Gartner shares declined to $2,063 as of December 31, 2000. This decline in value has been recorded as an other comprehensive loss during

                                 SYNAVANT INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14.  THE DISTRIBUTION (CONTINUED)
2000. To facilitate the Distribution, IMS HEALTH has committed to certain credit support arrangements with SYNAVANT. The IMS HEALTH credit support letter will, if necessary, provide certain credit support sufficient to meet the working capital needs of SYNAVANT up to the one year anniversary of the Distribution.

    In the opinion of McDermott, Will & Emery, special tax counsel to IMS HEALTH, the Distribution should qualify under Section 355 of the Internal Revenue Code, and be tax-free to IMS HEALTH and to IMS HEALTH stockholders for U.S. federal income tax purposes, except for any tax payable because of any cash IMS HEALTH stockholders may receive in lieu of a fractional share of SYNAVANT Common Stock.

    The opinion of special tax counsel is based on certain factual representations made by IMS HEALTH and SYNAVANT. If such factual representations were incorrect in a material respect, such opinion could become moot. SYNAVANT is not aware of any facts or circumstances that would cause such representations to be incorrect in a material respect. IMS HEALTH and SYNAVANT will agree in the Distribution Agreement to certain restrictions on future actions to provide further assurances that Section 355 of the Internal Revenue Code will apply to the Distribution.

    If the Distribution were not to qualify under Section 355 of the Internal Revenue Code, then, in general, a corporate tax (which would be substantial) would be payable by the consolidated group, of which IMS HEALTH is the common parent and SYNAVANT is a member. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. If the Distribution occurred and it were not to qualify under
Section 355 of the Internal Revenue Code, SYNAVANT estimates that the aggregate tax liability in this regard would be approximately $100,000. In the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition.

    Moreover, if the Distribution were not to qualify under Section 355 of the Internal Revenue Code, each IMS HEALTH stockholder receiving shares of SYNAVANT Common Stock in the Distribution would be treated as if such stockholder had received a taxable distribution in an amount equal to the fair market value of the SYNAVANT Common Stock received.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with our 2001 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2001 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Proxy Statement used in connection with our 2001 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Transactions" in the Proxy Statement used in connection with our 2001 Annual Stockholders' Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Financial Statements, Financial Statement Schedules and Exhibits

    (a) Exhibits

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
         3.1            Amended and Restated Certificate of Incorporation of
                        SYNAVANT Inc. (Incorporated by reference from Exhibit 3.1 to the Company's Form 10 Registration Statement (File No.
                        0-30822)).

         3.2 Amended and Restated By-Laws of SYNAVANT (Incorporated by reference from Exhibit 3.2 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

         4.1            Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

         4.2            Rights Agreement, dated as of August 29, 2000, between
                        SYNAVANT Inc. and EquiServe Trust Company, as Rights Agent
                        (Incorporated by reference from Exhibit 4.2 to the Company's
                        Form 10 Registration Statement (File No. 0-30822)).

        10.1            Distribution Agreement between IMS HEALTH Incorporated and
                        SYNAVANT Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10 Registration Statement (File No.
                        0-30822)).

        10.2            Form of Xponent Data License Agreement between IMS HEALTH
                        Incorporated and SYNAVANT (Incorporated by reference from
                        Exhibit 10.2 to the Company's Form 10 Registration Statement
                        (File No. 0-30822)).

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
        10.3            Form of Cross License Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference
                        from Exhibit 10.3 to the Company's Form 10 Registration
                        Statement (File No. 0-30822).

        10.4            Form of Tax Allocation Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.4 to the Company's Form 10 Registration
                        Statement (File No. 0-30822).

        10.5            Form of Employee Benefits Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.6 Form of Data and Telecommunications Services Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.6 to the Company's Form 10
                        Registration Statement (File No. 0-30822).

        10.7 Form of Sublease Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit
                        10.7 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.8            Form of Corporate Services Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.9            Form of Shared Transaction Services Agreement between IMS
                        HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.9 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.10           Form of Shared Transaction Services Agreement between IMS AG and certain subsidiaries of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.10 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.11 SYNAVANT Inc. 2000 Stock Incentive Plan (Incorporated by reference from Exhibit 10.11 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.12           SYNAVANT Inc. 2000 Replacement Plan for IMS HEALTH
                        Incorporated Equity-Based Awards (Incorporated by reference from Exhibit 10.12 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.13 SYNAVANT Inc. 2000 Annual Incentive Plan (Incorporated by reference from Exhibit 10.13 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.14           SYNAVANT Inc. 2000 Non-Employee Directors' Deferred
                        Compensation Program (Incorporated by reference from Exhibit
                        10.14 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.15 SYNAVANT Inc. 2000 Savings Equalization Plan (Incorporated by reference from Exhibit 10.15 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.16           SYNAVANT Inc. 2000 Employee Protection Plan (Incorporated by
                        reference from Exhibit 10.16 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.17           Form of Tier 1 Change-in-Control Agreement for Certain
                        Executives of SYNAVANT Inc. (Incorporated by reference from
                        Exhibit 10.17 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
        10.18           Form of Tier 2 Change-in-Control Agreement for Certain
                        Executives of SYNAVANT Inc. (Incorporated by reference from
                        Exhibit 10.18 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.19           Form of Stock Option Agreement for Certain Executives of
                        SYNAVANT Inc. (Incorporated by reference from Exhibit 10.19 to the Company's Form 10 Registration Statement (File No.
                        0-30822)).

        10.20           Siebel Alliance Program Master Agreement, dated July 14,
                        2000, between Siebel Systems, Inc. and IMS Health Strategic
                        Technologies, Inc. (Incorporated by reference from Exhibit
                        10.20 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.21           Value Added Industry Remarketer Agreement, dated July 14,
                        2000, between Siebel Systems, Inc. and IMS Health Strategic
                        Technologies, Inc. (Incorporated by reference from Exhibit
                        10.21 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).*

        10.22           Software License and Services Agreement, dated July 14,
                        2000, between Siebel Systems, Inc. and IMS Health Strategic
                        Technologies, Inc. (Incorporated by reference from Exhibit
                        10.22 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.23           Credit facility, dated August 11, 2000, between SunTrust
                        Bank and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.23 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.24           Credit support letter, dated July 25, 2000, between IMS
                        HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.24 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.25 Form of Australian letter of credit support letter between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.25 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.26           Form of Information Services Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.26 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.27           Revolving Credit Facility, dated March 6, 2001, between
                        SYNAVANT Inc. and ABN AMRO.

        21.1            List of Subsidiaries.

        23.1            Consent of PricewaterhouseCoopers LLP.

------------------------

* Portions of Exhibit 10.21 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

    (b) Financial Statement Schedule

    Schedule II Valuation and Qualifying Accounts

REPORTS ON FORM 8-K FILED IN THE THIRD QUARTER OF 2000.

    On September 8, 2000, the Company filed a current report on Form 8-K dated September 5, 2000 to disclose that as a result of the Spin, we converted our employee option and awards relating to IMS HEALTH common stock into SYNAVANT common stock resulting in SYNAVANT employees and directors holding options and other awards equaling approximately 52.4% of its outstanding common stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SYNAVANT INC.

                                                       By:             /s/ WAYNE P. YETTER
                                                            -----------------------------------------
                                                               Wayne P. Yetter, Chairman and Chief
                                                                        Executive Officer

Date: March 26, 2001

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ WAYNE P. YETTER                   Chairman and Chief Executive
     -------------------------------------------         Officer (Principal Executive  March 26, 2001
                   Wayne P. Yetter                       Officer)

                /s/ CRAIG S. KUSSMAN                   Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 26, 2001
                  Craig S. Kussman                       Officer)

             /s/ CLIFFORD A. FARREN, JR.               Vice President, Finance and
     -------------------------------------------         Controller (Principal         March 26, 2001
               Clifford A. Farren, Jr.                   Accounting Officer)

                 /s/ PETER H. FUCHS
     -------------------------------------------       Director                        March 26, 2001
                   Peter H. Fuchs

              /s/ ROBERT J. KAMERSCHEN
     -------------------------------------------       Director                        March 26, 2001
                Robert J. Kamerschen

               /s/ EUGENE H. LOCKHART
     -------------------------------------------       Director                        March 26, 2001
                 Eugene H. Lockhart

                 /s/ MARY A. MADDEN
     -------------------------------------------       Director                        March 26, 2001
                   Mary A. Madden

                /s/ BARRY L. WILLIAMS
     -------------------------------------------       Director                        March 26, 2001
                  Barry L. Williams

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
         3.3            Amended and Restated Certificate of Incorporation of
                        SYNAVANT Inc. (Incorporated by reference from Exhibit 3.1 to the Company's Form 10 Registration Statement (File No.
                        0-30822)).

         3.4 Amended and Restated By-Laws of SYNAVANT (Incorporated by reference from Exhibit 3.2 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

         4.3            Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

         4.4            Rights Agreement, dated as of August 29, 2000, between
                        SYNAVANT Inc. and EquiServe Trust Company, as Rights Agent
                        (Incorporated by reference from Exhibit 4.2 to the Company's
                        Form 10 Registration Statement (File No. 0-30822)).

        10.1            Distribution Agreement between IMS HEALTH Incorporated and
                        SYNAVANT Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10 Registration Statement (File No.
                        0-30822)).

        10.2            Form of Xponent Data License Agreement between IMS HEALTH
                        Incorporated and SYNAVANT (Incorporated by reference from
                        Exhibit 10.2 to the Company's Form 10 Registration Statement
                        (File No. 0-30822)).

        10.3            Form of Cross License Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.3 to the Company's Form 10 Registration
                        Statement ((File No. 0-30822)).

        10.4            Form of Tax Allocation Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.4 to the Company's Form 10 Registration
                        Statement ((File No. 0-30822)).

        10.5            Form of Employee Benefits Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10 Registration
                        Statement ((File No. 0-30822)).

        10.6 Form of Data and Telecommunications Services Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.6 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.7 Form of Sublease Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit
                        10.7 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.8            Form of Corporate Services Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.9            Form of Shared Transaction Services Agreement between IMS
                        HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.9 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.10           Form of Shared Transaction Services Agreement between IMS AG and certain subsidiaries of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.10 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
        10.11           SYNAVANT Inc. 2000 Stock Incentive Plan (Incorporated by
                        reference from Exhibit 10.11 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.12           SYNAVANT Inc. 2000 Replacement Plan for IMS HEALTH
                        Incorporated Equity-Based Awards (Incorporated by reference from Exhibit 10.12 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.13 SYNAVANT Inc. 2000 Annual Incentive Plan (Incorporated by reference from Exhibit 10.13 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.14           SYNAVANT Inc. 2000 Non-Employee Directors' Deferred
                        Compensation Program (Incorporated by reference from Exhibit
                        10.14 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.15 SYNAVANT Inc. 2000 Savings Equalization Plan (Incorporated by reference from Exhibit 10.15 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.16           SYNAVANT Inc. 2000 Employee Protection Plan (Incorporated by
                        reference from Exhibit 10.16 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.17           Form of Tier 1 Change-in-Control Agreement for Certain
                        Executives of SYNAVANT Inc. (Incorporated by reference from
                        Exhibit 10.17 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.18           Form of Tier 2 Change-in-Control Agreement for Certain
                        Executives of SYNAVANT Inc. (Incorporated by reference from
                        Exhibit 10.18 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.19           Form of Stock Option Agreement for Certain Executives of
                        SYNAVANT Inc. (Incorporated by reference from Exhibit 10.19 to the Company's Form 10 Registration Statement (File No.
                        0-30822)).

        10.20           Siebel Alliance Program Master Agreement, dated July 14,
                        2000, between Siebel Systems, Inc. and IMS Health Strategic
                        Technologies, Inc. (Incorporated by reference from Exhibit
                        10.20 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.21           Value Added Industry Remarketer Agreement, dated July 14,
                        2000, between Siebel Systems, Inc. and IMS Health Strategic
                        Technologies, Inc. (Incorporated by reference from Exhibit
                        10.21 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).*

        10.22           Software License and Services Agreement, dated July 14,
                        2000, between Siebel Systems, Inc. and IMS Health Strategic
                        Technologies, Inc. (Incorporated by reference from Exhibit
                        10.22 to the Company's Form 10 Registration Statement (File
                        No. 0-30822)).

        10.23           Credit facility, dated August 11, 2000, between SunTrust
                        Bank and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.23 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.24           Credit support letter, dated July 25, 2000, between IMS
                        HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.24 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

        10.25 Form of Australian letter of credit support letter between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.25 to the Company's Form 10
                        Registration Statement (File No. 0-30822)).

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
        10.26           Form of Information Services Agreement between IMS HEALTH
                        Incorporated and SYNAVANT Inc. (Incorporated by reference
                        from Exhibit 10.26 to the Company's Form 10 Registration
                        Statement (File No. 0-30822)).

        10.27           Revolving Credit Facility, dated March 6, 2001, between
                        SYNAVANT Inc. and ABN AMRO.

        21.1            List of Subsidiaries.

        23.1            Consent of PricewaterhouseCoopers LLP.

------------------------

*Portions of Exhibit 10.21 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

                                  SCHEDULE II

                                 SYNAVANT INC.
                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEAR ENDED DECEMBER 31, 2000, DECEMBER 31, 1999;
            NOVEMBER 30, 1998; AND THE MONTH ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

               COL. A                     COL. B                 COL. C                 COL. D        COL. E
               ------                     ------                 ------                 ------        ------
                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO      ADDITIONS
                                       BEGINNING OF   COSTS AND    CHARGED TO OTHER                 BALANCE AT
DESCRIPTION                               PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS   END OF PERIOD
-----------                            ------------   ----------   ----------------   ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the Year Ended December 31,
  2000...............................     $1,012        $  175          $  643          $   --         $1,830
For the Year Ended December 31,
  1999...............................     $1,587        $  108          $   92          $  775         $1,012
For the Month Ended December 31,
  1998...............................     $1,294        $  225          $   68          $   --         $1,587
For the Year Ended November 30,
  1998...............................     $  490        $  257          $  547(1)       $   --         $1,294

TAX VALUATION ALLOWANCES:
For the Year Ended December 31,
  2000...............................     $4,147        $4,049          $   --          $   --         $8,196
For the Year Ended December 31,
  1999...............................     $3,756        $  941          $    0          $  550         $4,147
For the Month Ended December 31,
  1998...............................     $3,724        $  112          $    0          $   80         $3,756
For the Year Ended November 30,
  1998...............................     $3,554        $   42          $2,381(2)       $2,253         $3,724

--------------------------

(1) Primarily arising from the Walsh acquisition.

(2) Primarily relating to net operating losses acquired in the Walsh acquisition.