Form 10-Q
period 2001-03-31
SYNAVANT INC
filed 2001-05-15
CIK 1116141

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number: 0-30822

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding At May 1, 2001
Common Stock, par value $.01 per share	14,921,423 Shares

SYNAVANT Inc.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.

CONSDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$13,891	$19,768
Accounts receivable-net	43,656	44,376
Other receivables (See Note 2)	3,341	2,467
Other current assets	9,426	6,008

TOTAL CURRENT ASSETS	70,314	72,619

Property, plant and equipment—net	13,026	13,633
Computer software—net	11,446	13,030
Goodwill—net	49,956	52,891
Long term notes receivable	2,500	2,500
Other assets	2,602	1,826

TOTAL LONG TERM ASSETS	79,530	83,880

TOTAL ASSETS	$149,844	$156,499

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$11,013	$11,580
Accrued and other current liabilities	13,743	15,852
Accrued income taxes	5,885	3,970
Deferred revenues	16,814	13,182

TOTAL CURRENT LIABILITIES	47,455	44,584

Deferred taxes	422	428
Accrued liability due to former parent (See Note 3)	9,000	9,000
Other liabilities	503	282

TOTAL LIABILITIES	57,380	54,294

Commitments and contingencies
Minority interests	402	613
STOCKHOLDERS' EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 14,908,827 shares outstanding at March 31, 2001	148	148
Other stockholders' equity	91,914	101,444

TOTAL STOCKHOLDERS' EQUITY	92,062	101,592

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,844	$156,499

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2001	2000
REVENUES:
Software fees	$3,153	$1,794
Software services	21,454	21,960
Interactive marketing	19,471	22,434

TOTAL REVENUES	44,078	46,188

OPERATING COSTS:
Software fees	2,252	499
Software services	16,009	14,322
Interactive marketing	15,931	19,407

TOTAL OPERATING COSTS	34,192	34,228

Research & development	2,365	2,576
Selling and administrative expenses	9,354	7,390
Depreciation and amortization	5,361	6,766
Spin related costs	210	—

OPERATING LOSS	(7,404)	(4,772)
Other expense—net	(78)	(61)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,482)	(4,833)

Provision for income taxes	(2,165)	(3,751)

NET LOSS	$(9,647)	$(8,584)

Net loss per share of common stock: basic and diluted	$(0.65)	$(0.57)
Weighted average shares outstanding: basic and diluted	14,872	14,996

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,647)	$(8,584)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,361	6,766
Amortization of capitalized computer software	517	493
Deferred income taxes	12	(1,554)
Changes in operating assets and liabilities:
Accounts and other receivable	(1,073)	5,333
Accounts payable	(271)	(1,152)
Accrued and other current liabilities	(1,645)	(6,155)
Accrued income taxes	2,034	7,031
Deferred revenues	3,805	2,350
Other	(3,933)	(338)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(4,840)	4,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(703)	(760)
Additions to computer software	(19)	(1,408)
Other	(189)	(434)

NET CASH (USED) IN INVESTING ACTIVITIES	(911)	(2,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred loan fees	(195)	—
Transfers to IMS HEALTH	—	(2,603)

NET CASH (USED) IN FINANCING ACTIVITIES	(195)	(2,603)

Effect of exchange rate changes on cash and cash equivalents	69	(58)

Decrease in cash and cash equivalents	(5,877)	(1,073)
Cash and cash equivalents, beginning of period	19,768	3,464

Cash and cash equivalents, end of period	$13,891	$2,391

Supplemental Disclosure of Cash Flow Information:
Cash payments for foreign, state and local income taxes were $261 and $579 for the three months ended March 31, 2001 and 2000, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of SYNAVANT Inc. (the "Company" or "SYNAVANT") on Form 10-K. These condensed consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets, and amounts of revenues and expenses. Actual results may differ from those estimated. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of the results of all interim periods reported herein.

    Organization.  On August 31, 2000, IMS HEALTH INCORPORATED ("IMS HEALTH") completed the spin off of SYNAVANT to its stockholders (the "Distribution" or "Spin"). As a result of the Spin, SYNAVANT became a separate legal entity. SYNAVANT serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making and program implementation. SYNAVANT's business is composed of the pharmaceutical industry automated sales and marketing support business of the former IMS HEALTH Strategic Technologies, Inc.; certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's former interactive and direct marketing businesses; including the business of Clark-O'Neill, Inc. ("Clark O'Neill"); and Permail Pty., Ltd. ("Permail"), of which SYNAVANT owns 51%. These businesses, prior to the Spin, were managed by IMS HEALTH and reported within IMS HEALTH's consolidated financial statements. In connection with the Spin, the Company and IMS HEALTH entered into a Distribution Agreement, dated August 31, 2000, which described certain matters related to the transaction (See Note 2).

    The Company operated as a business unit of IMS HEALTH for all periods prior to August 31, 2000 ("Respective Periods"). The financial statements during the Respective Periods have been prepared using IMS HEALTH's historical basis in the assets and liabilities and historical results of operations related to the Company's business, which were all under the common control of IMS HEALTH. The financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented.

    The financial statements during the Respective Periods include allocations of certain IMS HEALTH corporate and other expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services and other corporate overhead) relating to the Company's business for the Respective Periods. Management believes the methods used to allocate these costs are reasonable. The financial statements exclude allocations of revenues and costs for related party transactions with IMS HEALTH as it relates to the licensing of data, except for the periods subsequent to the Distribution, which include costs consistent with agreements executed in connection with the Spin. The financial information for the Respective Periods included herein may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during the periods presented.

    Reclassifications.  Certain prior period amounts have been reclassified to conform with current period presentation.

    Earnings Per Share.  Basic and diluted earnings per share ("EPS") are calculated in accordance with Statement of Financial Standards No. 128. For the Company, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is also the same since the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. Options to purchase 7,861,678 shares of common stock at a weighted average price of $10.25 were outstanding but not included in the computation of diluted EPS for the three months ended March 31, 2001.

    The Distribution resulted in a tax-free dividend to shareholders of IMS HEALTH who received one share of SYNAVANT Common Stock for every 20 shares of IMS HEALTH common stock held as of July 28, 2000. Basic and diluted income per share and the average number of shares outstanding for the three months ended March 31, 2000 were adjusted to reflect the twenty-for-one reverse stock split. The EPS computation for the three months ended March 31, 2000 includes the weighted average number of IMS HEALTH common shares outstanding.

    Recently Issued Accounting Standards.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133—an amendment of FASB Statement No. 133". Citing concerns about companies' ability to modify their information systems in time to apply SFAS No. 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The adoption of the statement has not had a material impact on the Company's condensed consolidated financial statements.

NOTE 2. DISTRIBUTION AGREEMENT

    Pursuant to the Distribution Agreement, the Company is contractually entitled to receive shares of Gartner Group common stock with a fair value of $4,000 as of the close of business on the Distribution date and a note receivable from a third party with a carrying value of $2,500. The Gartner Group shares are subject to certain contractual restrictions on transfer and voting that were agreed to as part of the Gartner Group distribution. Title to these assets has not been conveyed to the Company as of March 31, 2001. The Company has classified the value of the Gartner Group shares on the balance sheet as a distribution receivable (included in Other receivables) and has accounted for them in accordance with the underlying securities to be received. The Company has classified the note receivable from a third party as a long term note receivable and is accounting for it in accordance with the underlying asset to be received. In addition, the value of the Gartner shares declined to $2,015 as of March 31, 2001. This decline in value has been recorded as an other comprehensive loss. To facilitate the Distribution, IMS HEALTH has committed to certain credit support arrangements with SYNAVANT. The IMS HEALTH credit support letter would, if necessary, provide certain credit support sufficient to meet the working capital needs of SYNAVANT up to the one-year anniversary of the Distribution. Concurrent with the credit facility obtained by the company effective April 27, 2001 (See Note 6), IMS HEALTH was relieved of its obligation to provide this credit support.

NOTE 3. CONTINGENCIES

    SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

    In addition, the Company is subject to certain other contingencies discussed below.

    In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter ("Distribution Liabilities"). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9,000 for the Distribution Liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company has recorded a $9,000 liability associated with these matters as part of the Distribution. The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9,000 is due and payable in 2003. In concurrence with the credit facility obtained by the Company (See Note 6), IMS Health has agreed to defer any payments associated with the Distribution Liabilities until 2005. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9,000, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

NOTE 4. INCOME TAX

    The Company's consolidated tax provision was $2,165 for the three months ended March 31, 2001, compared with a provision of $3,751 for the three months ended March 31, 2000. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

NOTE 5. OPERATIONS BY SEGMENT

    The Company delivers pharmaceutical relationship management solutions globally in approximately 30 countries. The Company's chief operating decision-makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company's country of domicile. The Europe Segment includes, but is not limited to, the operations of the United Kingdom, which is the largest region in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.

	Americas	Europe	Asia Pacific	Total
Three Months Ended March 31, 2001
Operating revenues	$25,543	$14,977	$3,558	$44,078
Segment operating income (loss)	(7,953)	1,104	(555)	(7,404)
Non-operating loss	(390)	386	(74)	(78)
Loss before income taxes				(7,482)
Provision for income taxes				(2,165)
Net loss				(9,647)
Segment total depreciation and amortization	(5,499)	(218)	(161)	(5,878)
Segment capital expenditures	182	310	211	703
Identifiable assets at March 31, 2001	101,070	42,179	6,595	149,844

	Americas	Europe	Asia Pacific	Total
Three Months Ended March 31, 2000
Operating revenues	$26,881	$15,011	$4,296	$46,188
Segment operating income (loss)	(6,953)	2,164	17	(4,772)
Non-operating loss		(41)	(20)	(61)
Loss before income taxes				(4,833)
Provision for income taxes				(3,751)
Net loss				(8,584)
Segment total depreciation and amortization	(6,700)	(366)	(193)	(7,259)
Segment capital expenditures	496	184	80	760
Identifiable assets at March 31, 2000	218,316	31,600	6,411	256,327

    Information about the Company's operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World(2)	Total
Three Months Ended March 31, 2001
Operating revenue	$23,942	$5,757	$3,296	$11,083	$44,078
Long-lived assets(1)	69,132	3,914	851	3,031	76,928
Three Months Ended March 31, 2000
Operating revenue	25,689	6,723	4,110	9,666	46,188
Long-lived assets(1)	194,621	9,768	1,354	2,124	207,867

(1)
Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)
Rest of World is primarily comprised of operations in Europe.

NOTE 6. SUBSEQUENT EVENT

    On April 27, 2001, SYNAVANT Inc. entered into a revolving credit facility (the "Facility") with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The Facility has a term of five years with a maximum credit line of $20,000. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. As of April 30, 2001, the Company has not required the use of the Facility. The Company filed a Form 8-K on May 8, 2001 related to the closing of the Facility.

    Concurrent with the Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 3) until January 1, 2005. In addition, SYNAVANT and IMS HEALTH have also settled other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the Company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company, the formalization of real estate leases between the Company and IMS HEALTH, the transfer of Gartner shares from IMS HEALTH to the Company, and the payment of outstanding invoices owed to IMS HEALTH. The resolution of these matters will not have a material financial impact to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar Amounts in Thousands)

    The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: risks associated with operating on a global basis; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; the ability to successfully maintain historic effective tax rates; regulatory, legislative and enforcement initiatives; the ability to obtain future financing on satisfactory terms and consolidation in the pharmaceutical industry. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading "Factors That May Affect Future Performance." The Company assumes no obligation to update any such forward-looking statements.

    This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in Item I of this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

    On August 31, 2000 ("Distribution Date"), SYNAVANT was spun off from IMS HEALTH, a provider of information solutions to the pharmaceutical and healthcare industries. SYNAVANT serves the pharmaceutical industry by developing and selling pharmaceutical relationship management solutions that support sales and marketing decision-making and program implementation. Simultaneous with the spin-off, Clark-O'Neill, another wholly-owned subsidiary of IMS HEALTH, merged into SYNAVANT.

    Pursuant to the spin-off, shares of SYNAVANT common stock were distributed to the shareholders of IMS HEALTH. This transaction was structured as a tax-free dividend to the stockholders of IMS HEALTH, who received one share of our Common Stock (together with the associated preferred share purchase right) for every 20 shares of IMS HEALTH common stock held as of the record date for the distribution. Prior to August 31, 2000, these businesses and products were managed as part of the core IMS segment of IMS HEALTH.

SIEBEL ALLIANCE

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

    The Company expects the Alliance to generate incremental revenue from new products and services and expanded market opportunities. As part of the Alliance, the Company has agreed with Siebel to a revenue-sharing agreement for certain new client contracts that incorporate a joint solution offering as well as for certain new client contracts based on the Company's existing Cornerstone™ and PremiereSM offerings.

    Under the terms of the Alliance, the Company is contractually obligated to discontinue the future enhancement and development of its Cornerstone™ and PremiereSM products, but will continue to support users of these products under current and future contracts. The Company anticipates that it will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology.

    The Company is still in the early stages of the Alliance. As a result, the Company has incurred significant costs to make the transition from implementing and supporting proprietary software to implementing and supporting third party software. In addition, business volumes associated with the resale and implementation of Siebel applications have not yet reached the levels required to make this relationship profitable. The pace at which these sales volumes increase will have a significant impact on the Company's financial results for 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000.

REVENUE

    Total revenues for the three months ended March 31, 2001 decreased by $2,110 and 5% to $44,078 from $46,188 for the three months ended March 31, 2000. This decrease was primarily due to lower Interactive marketing and Software services revenue. Excluding the impact of a stronger U.S. Dollar and the impact of the EMRON divestiture, revenues were up 2%. EMRON, an operating unit of the Interactive marketing segment, was divested during the fourth quarter 2000.

    SOFTWARE FEES.  Software fees increased to $3,153 for the three months ended March 31, 2001 from $1,794 for the three months ended March 31, 2000, an increase of $1,359 and 76%. The increase in Software fees is primarily due to revenue from initial Siebel implementations and customer sales force expansions in the U.S. Excluding the impact of a stronger U.S. Dollar, Software fees revenue increased 84%.

    SOFTWARE SERVICES.  Software services revenue declined to $21,454 for the three months ended March 31, 2001 from $21,960 for the three months ended March 31, 2000, a decline of $506 and 2%. The decline in revenue from Software services is principally due to the lower revenue in Europe as a result of the completion of certain customer implementation projects in 2000. Excluding the impact of a stronger U.S. dollar, Software services revenue was essentially flat.

    INTERACTIVE MARKETING.  Interactive marketing revenue declined to $19,471 for the three months ended March 31, 2001 from $22,434 for the three months ended March 31, 2000, a decline of $2,963 and 13%. The decline in revenue from Interactive marketing is primarily due to the absence of EMRON, which was divested in late 2000 and lower volumes in the U.S. and Australia where overall promotional activity by the Pharmaceutical industry slowed. Excluding the impact of a stronger U.S. Dollar and the impact of the EMRON divestiture, Interactive marketing revenue declined by 3%.

OPERATING COSTS

    COST OF SOFTWARE FEES.  Cost of Software fees increased to $2,252 for the three months ended March 31, 2001, from $499 for the three months ended March 31, 2000, an increase of 1,753. The increase is due to higher third party software royalties associated with the Siebel Alliance and higher software revenue.

    COST OF SOFTWARE SERVICES.  Cost of Software services increased to $16,009 for the three months ended March 31, 2001, from $14,322 for the three months ended March 31, 2000, an increase of $1,687. The increase in Cost of Software services is primarily due to costs associated with mobilizing the organization to begin implementing and supporting the new SYNAVANT solution with technology from Siebel and investments made in selected markets in Europe and Asia.

    COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue declined to $15,931 for the three months ended March 31, 2001, from $19,407 for the three months ended March 31, 2000. The decline in the Cost of Interactive marketing is primarily driven by the absence of EMRON, divested in late 2000, lower variable costs associated with lower business volumes in the U.S. and Australia, and general cost containment actions taken to offset revenue declines.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 8% to $2,365 for the three months ended March 31, 2001 from $2,576 for the three months ended March 31, 2000. The decline in research and development costs is principally attributable to a change in development priorities driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel Alliance in July 2000. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT and compatible with the Siebel technology.

    SELLING AND ADMINISTRATIVE.  Selling and administrative expenses increased to $9,354 for the three months ended March 31, 2001 from $7,390 for the three months ended March 31, 2000. The increase in Selling and administrative expenses is principally due to higher costs associated with being an independent public company and short term costs associated with cost containment actions.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended March 31, 2001 declined to $5,361 from $6,766. The decline is primarily driven by the impact of the Computer software write-off and Goodwill impairment charge recorded in the quarter ended September 30, 2000. Amortization of Computer Software assets is being recorded in accordance with the Company's policy using the greater of straight line or revenue-based amortization.

OPERATING LOSS

    Operating loss increased to $7,404 for the three months ended March 31, 2001 compared with a loss of $4,772 for the three months ended March 31, 2000. The $2,632 increase in operating loss is primarily due to the costs associated with mobilizing the organization to implement and support the SYNAVANT solution using Siebel technology.

TAXES

    The Company's consolidated tax provision was $2,165 for the three months ended March 31, 2001, compared with a provision of $3,751 for the three months ended March 31, 2000. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

RESULTS BY SEGMENT:

    THE AMERICAS.  Revenue for the three months ended March 31, 2001 was $25,543 compared with $26,881 for the three months ended March 31, 2000. The decline was largely due to lower interactive marketing volumes. The operating loss for the three months ended March 31, 2001 was

($7,953) compared to a loss of ($6,953) for the three months ended March 31, 2000 due primarily to higher cost of Software services and higher Selling and administrative expenses.

    EUROPE.  Revenue for the three months ended March 31, 2001 was $14,977 compared with $15,011 for the three months ended March 31, 2000. The decrease was largely driven by lower Interactive marketing volumes and the negative impact of currency. Operating income for the three months ended March 31, 2001 decreased to $1,104 from $2,164 in the three months ended March 31, 2000 due to the costs associated with investments in selected European countries.

    ASIA PACIFIC.  Revenue for the three months ended March 31, 2001, decreased to $3,558 compared to $4,296 for the three months ended March 31, 2000. The decrease was driven by lower Interactive marketing revenues and the negative impact of currency. The operating loss for the three months ended March 31, 2001 was ($555) compared to an operating income of $17 for the three months ended March 31, 2000. The larger operating loss is attributable to investments made in the Company's Japanese branch.

NON-U.S. OPERATING AND MONETARY ASSETS

    SYNAVANT operates globally, deriving 46% of its revenues in 2001 from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

    Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar. Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders' equity. The effect of exchange rate changes during the three months ended March 31, 2001 increased the U.S. Dollar amount of cash and cash equivalents by $69.

LIQUIDITY AND CAPITAL RESOURCES

    The Company operated as an entity wholly-owned by IMS HEALTH prior to the Distribution Date and, as such, was dependent on IMS HEALTH for cash management, credit and financial resources on an as needed basis to fund operations and to fund seasonal cash needs. The Company had a credit support letter from IMS HEALTH that provided certain credit support subsequent to the distribution.

    On March 6, 2001, the Company entered into a revolving credit facility (the "ABN Facility") with ABN AMRO that was guaranteed by IMS HEALTH. The Company did not require the use of the ABN Facility, which was terminated by the Company on April 27, 2001 concurrently with the commencement of the stand-alone Foothill Credit facility.

    On April 27, 2001, SYNAVANT Inc. entered into a revolving credit facility (the "Foothill Facility") with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The Foothill Facility has a term of five years with a maximum credit line of $20,000. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. As of April 30, 2001, the Company has not required the use of the Foothill Facility. The Company filed Form 8-K on May 8, 2001 related to the closing of the Foothill Facility.

    Concurrent with the Foothill Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 3) until January 1, 2005. In addition, SYNAVANT and IMS HEALTH have also settled other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company, the formalization of real estate leases between the

Company and IMS HEALTH, the transfer of Gartner shares from IMS HEALTH to the Company, and the payment of outstanding invoices owed to IMS HEALTH. The resolution of these matters will not have a material financial impact to the Company.

    We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, available working capital, amounts available under our credit facility, and cash flow from operations. If our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated.

CASH FLOWS

    Net cash used in operating activities totaled $4,840 for the three months ended March 31, 2001 compared with net cash provided by operating activities of $4,190 for the three months ended March 31, 2000. The decrease of $9,030 primarily reflects a larger Net Loss and capital used for computer equipment associated with a customer sales representative expansion in the United States.

    Net cash used in investing activities totaled $911 for the three months ended March 31, 2001 compared with cash used in investing activities of $2,602 for the three months ended March 31, 2000. The decrease in the cash outflow of $1,691 was primarily due to lower capitalization of software development costs.

    Net cash used in financing activities totaled $195 for the three months ended March 31, 2001 compared with net cash outflows of $2,603 for the three months ended March 31, 2000. The favorable variance in cash flows was due to the absence of transfers to IMS HEALTH in the current period.

CHANGES IN FINANCIAL POSITION AT MARCH 31, 2001 (Unaudited) COMPARED WITH DECEMBER 31, 2000

    Cash and cash equivalents were $13,891 as of March 31, 2001 compared with $19,768 as of December 31, 2000. The decrease in cash and cash equivalents of $5,877 was primarily due to the net loss for the period as well as the timing in working capital requirements.

    Accounts Receivables—Net.  Decreased to $43,656 at March 31, 2001 from $44,376 at December 31, 2000 due to lower revenues and focused efforts on collections.

    Other Assets.  Increased $3,418 to $9,426 primarily due to the purchase of computer equipment to be delivered as part of a customer sales representative expansion in the United States.

    Computer Software—Net.  Decreased $1,584 to $11,446 due to amortization of the remaining book value based on the greater of straight line or revenue based amortization.

    Goodwill—Net.  Decreased to $49,956 at March 31, 2001 from $52,891 at December 31, 2000. The reduction was primarily due to amortization of the remaining book value on a straight line basis.

    Accrued and Other Current Liabilities.  Decreased to $13,743 at March 31, 2001 from $15,852 at December 31, 2000. The decrease reflected the timing of certain supplier payments made during the period.

    Deferred Revenue.  Increased to $16,814 at March 31, 2001 from $13,182 at December 31, 2000. The increase related to the timing of delivery of computer equipment for a customer sales representative expansion in the United States.

    Total Equity.  Decreased to $92,062 at March 31, 2001 from $101,592 at December 31, 2000. The reduction was primarily due to the Net loss during the period.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

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

    Increased competition is anticipated based on the growing strategic focus on Customer Relationship Management ("CRM") and the success of Siebel Systems eBusiness solutions. Large established companies such as Oracle and SAP that are well established providers of ERP software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel products.

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

  •
  Customers may choose to purchase software licenses directly from Siebel and not as part of a joint solutions offering from SYNAVANT;

  •
  We have a limited prior history of selling the Siebel products within the markets we currently serve;

  •
  We may not be able to implement successfully the changes to our business model necessitated by the Siebel Alliance;

  •
  Under the terms of the Alliance, we are contractually obligated to discontinue the future enhancement and development of our Cornerstone™ and PremiereSM products, but we will continue to support users of these products under current and future contracts. Management anticipates that we will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology. We will continue to develop add-on applications that will be functional for Siebel, Cornerstone™ and PremiereSM products. We have agreed to a revenue-sharing agreement with Siebel for certain new client contracts based on our existing Cornerstone™ and PremiereSM offerings. Existing and prospective customers may delay or forego purchases of our Cornerstone™ and PremiereSM products based on the newly formed Alliance. Quarterly revenues may decline below expected levels and could adversely affect our annual results of operations due to delayed or foregone purchase decisions;

  •
  We may not successfully develop and differentiate our value added services and products that represent the joint offering together with Siebel software products.

  •
  Other Siebel partners and/or resellers of Siebel software may effectively compete to sell portions of the total solution offering such as integration services, help desk support or data services to potential customers of SYNAVANT.

  •
  While we will collaborate with Siebel on future enhancements of Siebel software applications tailored for the pharmaceutical industry, we may not develop or introduce such enhancements in a timely manner and such enhancements may not be successful in the market; and

  •
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

THE LOSS OF OUR KEY PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

    Our success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In particular, our Chairman and Chief Executive Officer, Wayne P. Yetter, is integral to our future success and is not currently bound by an employment agreement. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. In particular, there is a shortage of, and significant competition for, research and development and sales personnel. Even if we are able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity. If we are unable to hire or fail to retain competent personnel, our business, results of operations and financial condition could be materially and adversely affected. None of our key employees are bound by an employment agreement.

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

    Our success will depend in part upon our ability to:

  •
  continue to provide best-in-class enterprise solutions;

  •
  continue to develop best-in-class PRM solutions;

  •
  enter new markets; and

  •
  develop and/or provide new solutions that satisfy increasingly sophisticated customer requirements, that keep pace with technological developments (including, in particular, developments related to the Internet) and that are accepted in the market.

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

  •
  consolidations and mergers, which may reduce the number of existing customers and the size of their combined sales forces, and could also alter implementation and purchase cycles;

  •
  reclassification of formerly prescription-only drugs to permit over-the-counter sales;

  •
  competitive pressures on our pharmaceutical customers resulting from the continuing shift to delivery of healthcare through managed care organizations; and

  •
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

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

    We believe that our quarterly and annual operating results are likely to fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, our market value could decrease substantially. The selection of a PRM software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer's sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

  •
  changes in the demand for our products;

  •
  the timing, composition and size of orders from our customers;

  •
  customer spending patterns and budgetary resources;

  •
  lower gross margins as a result of revenue sharing agreements with a fixed fee component;

  •
  our success in obtaining new customers;

  •
  the timing of introductions of or enhancements to our products;

  •
  changes in our pricing policies or those of our competitors;

  •
  our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

  •
  our ability to attract, retain and motivate qualified personnel, particularly within our sales and marketing and research and development organizations;

  •
  the publication of opinions or reports about us, our products, our competitors or their products;

  •
  changes in general economic conditions;

  •
  actions taken by our competitors, including new product introductions and enhancements; and

  •
  our ability to control costs. We establish expenditure levels for product development, sales and marketing and other operating expenses based in large part on expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is delayed or cancelled, we will incur expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Because only a small portion of expenses varies directly with actual revenues, operating results and profitability are likely to be adversely and disproportionately affected if revenues fall below expectations.

AS WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL BE MORE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We operate globally, deriving 46% of our revenues in 2001 from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our operating results. To be successful, we believe we must expand our operations in emerging markets such as eastern Europe, Mexico, South America and Asia and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

  •
  currency exchange rate fluctuations;

  •
  seasonal fluctuations in purchasing patterns;

  •
  unexpected changes in regulatory requirements;

  •
  tariffs, export controls and other trade barriers;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences, including restrictions on the repatriation of earnings;

  •
  the burdens of complying with a wide variety of foreign laws; and

  •
  political instability.

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

POTENTIAL TAXATION.

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

  •
  pay licensing fees or royalties to continue selling the product;

  •
  incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or

  •
  stop selling the product.

    In addition, if a court finds that one of our products infringes a third party's patent or other intellectual property rights, then we may be liable to that third party for actual damages and attorneys' fees. If a court finds that we wilfully infringed on a third party's patent, the third party may be able to recover treble damages, plus attorneys' fees and costs.

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

  •
  the availability of capital stock for issuance from time to time at the discretion of our Board of Directors;

  •
  prohibitions against stockholders calling a special meeting of stockholders or acting by written consent in lieu of a meeting;

  •
  requirements for advance notice for raising business or making nominations at stockholders' meetings;

  •
  the ability of our Board of Directors to increase the size of the board and to appoint directors to newly created directorships;

  •
  a classified Board of Directors; and

  •
  higher than majority requirements to make certain amendments to our By-Laws and Certificate of Incorporation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information in response to this Item is set forth in "Non-U.S. Operating and Monetary Assets" and "Market Risk" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Information in response to this Item is set forth in "Note 3. Contingencies" of the Notes to Condensed Consolidated Financial Statements.

Item 2. Changes In Securities

    None.

Item 3. Default Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

10.1	Foothill Capital Credit Facility (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2001 (File No. 0-30822)).

  (b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT INC.

Signature		Title	Date

By:	/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman and Chief Executive Officer (Principal Executive Officer)	May 15, 2001
By:	/s/ CRAIG S. KUSSMAN Craig S. Kussman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2001
By:	/s/ CLIFFORD A. FARREN, JR. Clifford A. Farren, Jr.	Vice President, Finance and Controller (Principal Accounting Officer)	May 15, 2001

EXHIBIT INDEX

Exhibit Number	Title
10.1	Foothill Capital Credit Facility (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2001 (File No. 0-30822)).

QuickLinks

SYNAVANT Inc. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
INDEX
PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar Amounts in Thousands)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes In Securities
  Item 3. Default Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX