Form 10-Q
period 2001-06-30
SYNAVANT INC
filed 2001-08-14
CIK 1116141

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at August 1, 2001
Common Stock, par value $.01 per share	14,952,685 Shares

SYNAVANT Inc.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$9,131	$19,768
Marketable equity securities	3,289	—
Accounts receivable—net	42,794	44,376
Other receivables (see note 2)	520	2,467
Other current assets	7,372	6,008

TOTAL CURRENT ASSETS	63,106	72,619

Property, plant and equipment—net	11,515	13,633
Computer software—net	9,860	13,030
Goodwill—net	46,500	52,891
Long term notes receivable	1,000	2,500
Other assets	2,756	1,826

TOTAL LONG TERM ASSETS	71,631	83,880

TOTAL ASSETS	$134,737	$156,499

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$10,139	$11,580
Accrued and other current liabilities	13,949	15,852
Accrued income taxes	4,182	3,970
Deferred revenues	11,762	13,182

TOTAL CURRENT LIABILITIES	40,032	44,584

Deferred taxes	416	428
Accrued liability due to former parent	9,000	9,000
Other liabilities	311	282

TOTAL LIABILITIES	49,759	54,294

Commitments and contingencies (see note 3)
Minority interests	—	613
STOCKHOLDERS' EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 14,938,661 shares outstanding at June 30, 2001	149	148
Other stockholders' equity	84,829	101,444

TOTAL STOCKHOLDERS' EQUITY	84,978	101,592

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,737	$156,499

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUES:
Software fees	$4,019	$2,489	$7,172	$4,283
Software services	22,296	21,435	43,750	43,395
Interactive marketing	20,358	23,096	39,829	45,530

TOTAL REVENUES	46,673	47,020	90,751	93,208

OPERATING COSTS:
Software fees	2,321	642	4,573	1,141
Software services	17,580	13,566	33,590	27,888
Interactive marketing	16,897	20,018	32,828	39,425

TOTAL OPERATING COSTS	36,798	34,226	70,991	68,454

Research & development	2,089	4,223	4,454	6,799
Selling and administrative expenses	8,824	8,550	18,177	15,940
Depreciation and amortization	5,338	5,791	10,699	12,557
Spin related costs	350	—	560	—

OPERATING LOSS	(6,726)	(5,770)	(14,130)	(10,542)
Other income—net	299	165	221	104

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,427)	(5,605)	(13,909)	(10,438)

Income tax (Provision) Benefit	213	3,670	(1,952)	(81)

NET LOSS	$(6,214)	$(1,935)	$(15,861)	$(10,519)

Net loss per share of common stock: basic and diluted	$(0.42)	$(0.13)	$(1.07)	$(0.70)
Weighted average shares outstanding: basic and diluted	14,909	14,862	14,891	14,952

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,861)	$(10,519)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,699	12,557
Amortization of capitalized computer software	1,034	998
Deferred income taxes	(11)	(2,057)
Changes in operating assets and liabilities:
Accounts and other receivable	140	(1,307)
Accounts payable	(1,014)	3,395
Accrued liabilities and other current liabilities	111	(6,712)
Accrued income taxes	356	716
Deferred revenues	(1,127)	2,940
Other	(3,008)	(1,321)

NET CASH USED BY OPERATING ACTIVITIES	(8,681)	(1,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,338)	(1,682)
Additions to computer software	(19)	(3,059)
Other	(307)	(17)

NET CASH USED IN INVESTING ACTIVITIES	(1,664)	(4,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred loan fees	(195)	—
Transfers from IMS HEALTH	—	4,980

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(195)	4,980

Effect of exchange rate changes on cash and cash equivalents	(97)	(71)

Decrease in cash and cash equivalents	(10,637)	(1,159)
Cash and cash equivalents, beginning of period	19,768	3,464

Cash and cash equivalents, end of period	$9,131	$2,305

Supplemental Disclosure of Cash Flow Information:
Cash payments for foreign, state and local income taxes were $1,784 and $3,111 for the six months ended June 30, 2001 and 2000, respectively.

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

    Earnings Per Share.  Basic and diluted earnings per share ("EPS") are calculated in accordance with Statement of Financial Standards No. 128. For the Company's calculation, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for both the three month and six month periods ended June 30, 2001 and 2000 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. Options to purchase 7,731,874 shares of common stock at a weighted average price of $10.18 were outstanding but not included in the computation of diluted EPS for the three and six months ended June 30, 2001.

    The Distribution resulted in a tax-free dividend to shareholders of IMS HEALTH who received one share of SYNAVANT Common Stock for every 20 shares of IMS HEALTH common stock held as of July 28, 2000. Basic and diluted income per share and the average number of shares outstanding for the three and six months ended June 30, 2000 were adjusted to reflect the twenty-for-one reverse stock split. The EPS computation for the three and six months ended June 30, 2000 includes the weighted average number of IMS HEALTH common shares outstanding.

    Recently Issued Accounting Standards.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133—an amendment of FASB Statement No. 133". Citing concerns about companies' ability to modify their information systems in time to apply SFAS No. 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The adoption of the statement has not had a material impact on the Company's consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and other Intangibles". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For the Company, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. We are currently assessing the impact of implementing these standards.

NOTE 2. DISTRIBUTION AGREEMENT

    Pursuant to the Distribution Agreement, the Company was contractually entitled to receive shares of Gartner Group common stock with a fair value of $4.0 million as of the close of business on the Distribution date and a note receivable from a third party with a carrying value of $2.5 million. During the second quarter, the Gartner Group common stock was transferred to the Company. The Gartner Group shares are subject to certain contractual restrictions on transfer and voting that were agreed to as part of the Gartner Group distribution from IMS HEALTH in 1999. As a result of the stock being transferred, the Company has classified the value of the Gartner Group shares on the balance sheet as Marketable equity securities as of June 30, 2001. These shares were included in Other receivables as of December 31, 2000. The Company has accounted for them in accordance with the underlying securities. The note receivable from a third party has yet to be transferred as of June 30, 2001. The Company has classified the note receivable from a third party as a long term note receivable and is accounting for it in accordance with the underlying asset to be received. During the second quarter, the Company revalued this note receivable to $1.0 million. This valuation has appropriately been reflected in the financial statements as of June 30, 2001. In addition, the value of the Gartner Group shares is $3.3 million as of June 30, 2001. This cumulative decline in value of the Gartner Group shares has been recorded as an other comprehensive loss.

    To facilitate the Distribution, IMS HEALTH had committed to certain credit support arrangements with SYNAVANT. The IMS HEALTH credit support letter would, if necessary, provide certain credit support sufficient to meet the working capital needs of SYNAVANT up to the one-year anniversary of the Distribution. On April 27, 2001, SYNAVANT Inc. entered into a stand-alone revolving credit facility with Foothill Capital Corporation (the "Foothill Facility"), a wholly-owned subsidiary of Wells Fargo & Company. The Foothill Facility has a term of five years with a maximum credit line of $20 million (See "Management's Discussion and Analysis—Liquidity and Capital Resources). As of June 30, 2001, the Company has not required the use of the Foothill Facility. Concurrent with the Foothill Facility obtained by the Company, IMS HEALTH was relieved of its obligation to provide this credit support. In addition, SYNAVANT and IMS HEALTH have agreed in principal to resolutions regarding other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the Company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company, the formalization of real estate leases between the Company and IMS HEALTH, and the payment of outstanding invoices owed to IMS HEALTH. The resolution of these matters will not result in any additional charge to the Company's Statement of Operations.

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

    In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter ("Distribution Liabilities"). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9.0 million for the Distribution Liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company has recorded a $9.0 million liability associated with these matters as part of the Distribution. The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9.0 million is due and payable in 2003. In concurrence with the Foothill Facility obtained by the Company (See "Management's Discussion and Analysis—Liquidity and Capital Resources), IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities until 2005. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9.0 million, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

NOTE 4. INCOME TAX

    The Company's consolidated tax provision was a benefit of $0.2 million for the three months and a provision of $2.0 million for the six months ended June 30, 2001, respectively, compared with a benefit of $3.7 million and provision of $0.1 million for the same periods in the prior year. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

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

	Americas	Europe	Asia Pacific	Total
	(Dollar amounts in thousands)
Six Months Ended June 30, 2001
Operating revenues	54,866	28,458	7,427	90,751
Segment operating income (loss)	(15,728)	1,769	(171)	(14,130)
Non-operating income (loss)	328	(130)	23	221
Loss before income taxes	(15,400)	1,639	(148)	(13,909)
Provision for income taxes				(1,952)
Net loss				(15,861)
Segment total depreciation and amortization	10,995	416	322	11,733
Segment capital expenditures	385	655	298	1,338
Identifiable assets at June 30, 2001	100,251	27,785	6,701	134,737
	Americas	Europe	Asia Pacific	Total
Six Months Ended June 30, 2000
Operating revenues	54,046	29,829	9,333	93,208
Segment operating income (loss)	(13,906)	2,808	556	(10,542)
Non-operating income (loss)	195	(32)	(59)	104
Loss before income taxes	(13,711)	2,776	497	(10,438)
Provision for income taxes				(81)
Net loss				(10,519)
Segment total depreciation and amortization	12,440	736	379	13,555
Segment capital expenditures	1,046	495	141	1,682
Identifiable assets at June 30, 2000	221,232	31,633	6,279	259,144

    Information about the Company's operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World(2)	Total
Six Months Ended June 30, 2001
Operating revenues	51,809	10,893	6,851	21,198	90,751
Long-lived assets(1)	62,276	3,601	818	2,180	68,875
Six Months Ended June 30, 2000
Operating revenues	49,620	12,232	8,924	22,432	93,208
Long-lived assets(1)	190,405	9,287	1,203	2,364	203,259

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

    This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item I of this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Under the terms of the Alliance, the Company is contractually obligated to discontinue the future enhancement and development of its Cornerstone™ and PremiereSM products, but continues to support users of these products under current and future contr ©acts. The Company anticipates that it will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 2000.

REVENUE

    Total revenues for the three months ended June 30, 2001 remained essentially unchanged at $46.7 million from $47.0 million for the three months ended June 30, 2000. Increases in Software fees and Software services was offset by a stronger U.S. Dollar, the divestiture of EMRON and a decline in interactive marketing revenues. Excluding the impact of a stronger U.S. Dollar and the impact of the EMRON divestiture, revenues were up 6.0%. EMRON, an operating unit of the Interactive marketing segment, was divested during the fourth quarter 2000.

    SOFTWARE FEES.  Software fees increased to $4.0 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000, an increase of $1.5 million and 61.5%. The increase in Software fees is primarily due to revenue generated from customer sales representative expansions in North America and initial Siebel implementations. Excluding the impact of a stronger U.S. Dollar, Software fees revenue increased 65.1%.

    SOFTWARE SERVICES.  Software services revenue increased to $22.3 million for the three months ended June 30, 2001 from $21.4 million for the three months ended June 30, 2000, an increase of $0.9 million and 4.0%. The increase in revenue from Software services is principally due to hardware and software rebills associated with customer sales representative expansions in North America. Excluding the impact of a stronger U.S. dollar, Software services revenue increased 6.6%.

    INTERACTIVE MARKETING.  Interactive marketing revenue declined to $20.4 million for the three months ended June 30, 2001 from $23.1 million for the three months ended June 30, 2000, a decline of $2.7 million and 11.9%. The decline in revenue from Interactive marketing is primarily due to the absence of EMRON, which was divested in late 2000, lower performance at Permail, our non-strategic 51% owned direct mail business in Australia, and a stronger U.S. Dollar, partially offset by the inclusion of Pharbase license revenue from IMS HEALTH in 2001. Excluding the impact of the EMRON divestiture, a stronger U.S. Dollar, and the inclusion of Pharbase revenue on a consistent basis, Interactive marketing revenue declined by 3.1%.

OPERATING COSTS

    COST OF SOFTWARE FEES.  Cost of Software fees increased to $2.3 million for the three months ended June 30, 2001, from $0.6 million for the three months ended June 30, 2000, an increase of $1.7 million. The increase is due to higher third party software royalties associated with the Siebel Alliance and higher software revenue.

    COST OF SOFTWARE SERVICES.  Cost of Software services increased to $17.6 million for the three months ended June 30, 2001, from $13.6 million for the three months ended June 30, 2000, an increase of 29.6%. The increase in Cost of Software services is primarily due to hardware and software rebills relating to customer sales representative expansions in North America, the costs associated with mobilizing the organization to begin implementing and supporting the new SYNAVANT solution with technology from Siebel and investments made in selected markets in Europe and Asia.

    COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue declined to $16.9 million for the three months ended June 30, 2001, from $20.0 million for the three months ended June 30, 2000. The decline in the Cost of Interactive marketing is primarily driven by the absence of EMRON, divested in late 2000 and lower volumes at Permail, our non-strategic 51% owned direct mail business in Australia.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 50.5% to $2.1 million for the three months ended June 30, 2001 from $4.2 million for the three months ended June 30, 2000. The decline in research and development costs is principally attributable to a change in development priorities driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel Alliance in July 2000. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT and compatible with the Siebel technology.

    SELLING AND ADMINISTRATIVE.  Selling and administrative expenses increased to $8.8 million for the three months ended June 30, 2001 from $8.6 million for the three months ended June 30, 2000. The increase in Selling and administrative expenses is principally due to higher costs associated with running an independent public company.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended June 30, 2001 declined to $5.3 million from $5.8 million for the same period in the prior year. The decline is primarily driven by the impact of the Goodwill impairment charge recorded in the quarter ended September 30, 2000.

OPERATING LOSS

    Operating loss increased to $6.7 million for the three months ended June 30, 2001 compared with an operating loss of $5.8 million for the three months ended June 30, 2000. The $0.9 million increase in operating loss is primarily due to the costs associated with mobilizing the organization to implement and support the SYNAVANT solution using Siebel technology and the higher costs associated with running an independent public company. Also impacting the operating loss, as compared to the essentially unchanged revenue in the same period in the prior year, is the increased hardware and software rebills related to the customer sales representative expansions in North America during the second quarter of the current year, which produces lower operating margins.

TAXES

    The Company's consolidated tax provision was a benefit of $0.2 million for the three months ended June 30, 2001, compared with a benefit of $3.7 million for the three months ended June 30, 2000. The change reflects the absence of tax benefits that were realized in 2000 and the impact of global tax planning initiatives in 2001. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

REVENUE

    Total revenues for the six months ended June 30, 2001 decreased by $2.5 million and 2.6% to $90.7 million from $93.2 million for the six months ended June 30, 2000. This decrease was due to a stronger U.S. Dollar, the divestiture of EMRON and lower Interactive marketing partially offset by increased software fees. Excluding the impact of a stronger U.S. Dollar and the EMRON divestiture, revenues were up 4.0%. EMRON, an operating unit of the Interactive marketing segment, was divested during the fourth quarter 2000.

    SOFTWARE FEES.  Software fees increased to $7.2 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000, an increase of $2.9 million and 67.5%. The increase in Software fees is primarily due to revenue from customer sales representative expansions in North America and initial Siebel implementations. Excluding the impact of a stronger U.S. Dollar, Software fees revenue increased 72.8%.

    SOFTWARE SERVICES.  Software services revenue was essentially unchanged at $43.8 million for the six months ended June 30, 2001 from $43.4 million for the six months ended June 30, 2000. Increases in revenue from Software services, principally due to hardware and software rebills associated with customer sales representative expansions in North America, were offset by a stronger U.S. Dollar. Excluding the impact of a stronger U.S. dollar, Software services revenue increased 3.5%.

    INTERACTIVE MARKETING.  Interactive marketing revenue declined to $39.8 million for the six months ended June 30, 2001 from $45.5 million for the six months ended June 30, 2000, a decline of $5.7 million and 12.5%. The decline in revenue from Interactive marketing is primarily due to the absence of EMRON, which was divested in late 2000, lower volumes at Permail, our non-strategic 51% owned direct mail business in Australia, and a stronger U.S. Dollar, partially offset by the inclusion of Pharbase license revenue from IMS HEALTH in 2001. Excluding the impact of a stronger U.S. Dollar, the EMRON divestiture, and the inclusion of Pharbase revenue on a consistent basis, Interactive marketing revenue declined by 4.0%.

OPERATING COSTS

    COST OF SOFTWARE FEES.  Cost of Software fees increased to $4.5 million for the six months ended June 30, 2001, from $1.1 million for the six months ended June 30, 2000, an increase of $3.4 million. The increase is due to higher third party software royalties associated with the Siebel Alliance and higher software revenue.

    COST OF SOFTWARE SERVICES.  Cost of Software services increased to $33.6 million for the six months ended June 30, 2001, from $27.9 million for the six months ended June 30, 2000, an increase of $5.7 million. The increase in Cost of Software services is primarily due to hardware and software rebills relating to customer sales representative expansions in North America, the costs associated with mobilizing the organization to begin implementing and supporting the new SYNAVANT solution with technology from Siebel and investments made in selected markets in Europe and Asia.

    COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue declined to $32.8 million for the six months ended June 30, 2001, from $39.4 million for the six months ended June 30, 2000, a decrease of $6.6 million. The decline in the Cost of Interactive marketing is primarily driven by the absence of EMRON, divested in late 2000, and lower business volumes at Permail, our non-strategic 51% owned direct mail business in Australia.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 34.5% to $4.5 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. The decline in research and development costs is principally attributable to a change in development priorities driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel Alliance in July 2000. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT and compatible with the Siebel technology.

    SELLING AND ADMINISTRATIVE.  Selling and administrative expenses increased to $18.2 million for the six months ended June 30, 2001 from $15.9 million for the six months ended June 30, 2000. The increase in Selling and administrative expenses is principally due to costs associated with cost containment actions and higher costs associated with running an independent public company.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the six months ended June 30, 2001 declined to $10.7 million from $12.6 million for the same period in the prior year. The decline is primarily driven by the impact of the Goodwill impairment charge recorded in the quarter ended September 30, 2000.

OPERATING LOSS

    Operating loss increased to $14.1 million for the six months ended June 30, 2001 compared with a loss of $10.5 million for the six months ended June 30, 2000. The $3.6 million increase in operating loss is primarily due to the costs associated with mobilizing the organization to implement and support the SYNAVANT solution using Siebel technology and the costs associated with running an independent public company. Also impacting the operating loss, as compared to the change in revenue from the same period in the prior year, is the increased hardware and software rebills related to the customer sales representative expansions in North America during the first half of the current year, which produced lower operating margins.

TAXES

    The Company's consolidated tax provision was $2.0 million for the six months ended June 30, 2001, compared with a provision of $0.1 million for the six months ended June 30, 2000. The change reflects the absence of tax benefits which were realized in 2000 and the impact of global tax planning initiatives in 2001. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

RESULTS BY SEGMENT

    THE AMERICAS.  Revenue for the six months ended June 30, 2001 was $54.9 million compared with $54.0 million for the six months ended June 30, 2000. The slight increase was due to customer sales representative expansions in North America, offset by lower interactive marketing volumes and the divesture of EMRON. The operating loss for the six months ended June 30, 2001 was $15.7 million compared to a loss of $13.9 million for the six months ended June 30, 2000 primarily due to the additional costs associated with running an independent public company.

    EUROPE.  Revenue for the six months ended June 30, 2001 was $28.5 million compared with $29.8 million for the six months ended June 30, 2000. The decrease was largely driven by lower Interactive marketing volumes and the negative impact of foreign currency fluctuations. Operating income for the six months ended June 30, 2001 decreased to $1.8 million from $2.8 million in the six months ended June 30, 2000 due to lower revenues and the costs associated with investments in selected European countries.

    ASIA PACIFIC.  Revenue for the six months ended June 30, 2001, decreased to $7.4 million compared to $9.3 million for the six months ended June 30, 2000. The decrease was driven by lower revenues at Permail and the negative impact of foreign currency fluctuations. The operating loss for the six months ended June 30, 2001 was $0.2 million compared to an operating income of $0.6 million for the six months ended June 30, 2000. Excluding the Permail operation, revenue and operating income both decreased by $0.2 million.

NON-U.S. OPERATING AND MONETARY ASSETS

    SYNAVANT operates globally, deriving 43% of its revenues in the first six months of 2001 from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

    Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar. Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders' equity. The effect of exchange rate changes during the six months ended June 30, 2001 decreased the U.S. Dollar amount of cash and cash equivalents by $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company operated as an entity wholly-owned by IMS HEALTH prior to the Distribution Date and, as such, was dependent on IMS HEALTH for cash management, credit and financial resources on an as needed basis to fund operations and to fund seasonal cash needs. The Company had a credit support letter from IMS HEALTH that provided certain credit support.

    On March 6, 2001, the Company entered into a revolving credit facility (the "ABN Facility") with ABN AMRO that was guaranteed by IMS HEALTH. The Company did not require the use of the Facility, which was terminated by the Company on April 27, 2001 concurrently with the commencement of the stand-alone revolving credit facility with Foothill Capital Corporation (the "Foothill Facility"), a wholly-owned subsidiary of Wells Fargo & Company.

    On April 27, 2001, SYNAVANT Inc. entered into the Foothill Facility, which has a term of five years with a maximum credit line of $20 million. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. As of June 30, 2001, the Company has not required the use of the Foothill Facility. The Company has filed an 8-K on May 8, 2001 related to the closing of the Foothill Facility.

    Concurrent with the Foothill Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 3) until January 1, 2005. In addition, SYNAVANT and IMS HEALTH have also agreed in principal to resolutions on other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the Company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company, the formalization of real estate leases between the Company and IMS HEALTH, and the payment of outstanding invoices owed to IMS HEALTH. The resolution of these matters will not result in any additional charge to the Company's Statement of Operations.

    We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, marketable securities, amounts available under our credit facility, and cash flow from operations. If our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated.

CASH FLOWS

    Net cash used in operating activities totaled $8.7 million for the six months ended June 30, 2001 compared with net cash used by operating activities of $1.3 million for the six months ended June 30, 2000. The increase of $7.4 million primarily reflects a larger Net Loss and capital used for computer equipment associated with customer sales representative expansions in North America along with the recognition of deferred revenue.

    Net cash used in investing activities totaled $1.7 million for the six months ended June 30, 2001 compared with cash used in investing activities of $4.8 million for the six months ended June 30, 2000. The decrease in the cash outflow of $3.1 million was primarily due to lower capitalization of software development costs.

    Net cash used in financing activities totaled $0.2 million for the six months ended June 30, 2001 compared with net cash provided by financing activities of $5.0 million for the six months ended June 30, 2000. The decrease in cash flows was due to the absence of transfers from the Company's former parent, IMS HEALTH, that occurred in the first half of 2000.

CHANGES IN FINANCIAL POSITION AT JUNE 30, 2001 COMPARED WITH DECEMBER 31, 2000

    Cash and cash equivalents were $9.1 million as of June 30, 2001 compared with $19.7 million as of December 31, 2000. The decrease in cash and cash equivalents of $10.6 million was primarily due to the net loss for the period as well as the timing in working capital requirements.

    Accounts Receivables—Net.  Decreased to $42.8 million at June 30, 2001 from $44.4 million at December 31, 2000 due to the focused efforts on collections.

    Other Current Assets.  Increased $1.4 million to $7.4 million primarily due to the purchase of computer equipment to be delivered as part of a customer sales representative expansion in the United States.

    Computer Software.  Decreased $3.2 million to $9.9 million due to amortization of the remaining book value based on the greater straight line or revenue based amortization.

    Goodwill—Net.  Decreased to $46.5 million at June 30, 2001 from $52.9 million at December 31, 2000. The reduction was primarily due to amortization of the remaining book value on a straight line basis.

    Accrued and Other Current Liabilities.  Decreased to $13.9 million at June 30, 2001 from $15.9 million at December 31, 2000. The decrease reflected the timing of certain supplier payments made during the period.

    Deferred Revenue.  Decreased to $11.8 million at June 30, 2001 from $13.2 million at December 31, 2000. The decrease related to delivery of previously contracted commitments for certain customers in North America.

    Total Equity.  Decreased to $85.0 million at June 30, 2001 from $101.6 million at December 31, 2000. The reduction was primarily due to the Net Loss during the period.

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

    We compete with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry. We also face competition from many vendors that market and sell CRM solutions in the consumer packaged goods industry. In addition, we compete with various companies that provide support services and interactive marketing services similar to our services.

    We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products and services, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

    Increased competition is anticipated based on the growing strategic focus on Customer Relationship Management ("CRM") and the success of Siebel Systems eBusiness solutions. Large established companies such as Oracle and SAP that are well established providers of ERP software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel products. During the second quarter of 2001, Dendrite International and Oracle announced a relationship designed to jointly develop products for this marketplace. It is unclear what impact this relationship will have in the marketplace.

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

    We operate globally, deriving 43% of our revenues in the first six months of 2001 from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our operating results. To be successful, we believe we must expand our operations in emerging markets such as eastern Europe, Mexico, South America and Asia and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

EXPOSURE TO CERTAIN CONTINGENT LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT US.

    We are subject to certain material contingent liabilities. As a condition to our spin-off from IMS HEALTH, we are required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH's obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350 million in damages. Pursuant to our agreement with IMS HEALTH, IMS HEALTH will indemnify us for any liability we incur in connection with such contingent liabilities in excess of $9.0 million. In concurrence with the Foothill Facility obtained by the Company, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities until 2005 (see Note 3). Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in our obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on our business, operating results and financial condition.

POTENTIAL TAXATION.

    If the distribution of SYNAVANT shares of common stock to IMS HEALTH shareholders, pursuant to the spin off, were not to qualify under Section 355 of the Internal Revenue Code, the aggregate corporate tax liability could be approximately $100 million and SYNAVANT could be severally liable for such tax. In the event that SYNAVANT were obligated to fund a substantial portion of such liability, it would have a material adverse effect on SYNAVANT'S financial condition. Moreover, each IMS HEALTH stockholder that received shares of SYNAVANT common stock in the spin off would be treated as if such stockholder had received a taxable distribution in an amount equal to the fair market value of the SYNAVANT common stock received.

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

    None.

Item 3. Default Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on April 30, 2001. There were present at the Annual Meeting, in person or by proxy, holders of 12,518,504 shares or (84.10%) of the common stock entitled to vote.

    (b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Elected to hold office until the 2004 Annual Meeting:
Wayne P. Yetter	10,539,036	1,979,467
Mary A. Madden	10,539,036	1,979,467

    The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

    (c) The appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2001, was ratified with 12,508,742 affirmative votes cast, 7,475 negative votes cast and 2,287 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of PricewaterhouseCoopers LLP.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

10.1	Foothill Capital Credit Facility (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2001 (File No. 0-30822)).

  (b) Reports on Form 8-K

    On May 8, 2001, the Company filed a Form 8-K under Item 5 announcing the completion of the Foothill Capital Credit Facility (File No. 0-30822).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT INC.

Signature		Title	Date

By:	/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman and Chief Executive Officer (Principal Executive Officer)	August 14, 2001
By:	/s/ CRAIG S. KUSSMAN Craig S. Kussman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2001
By:	/s/ CLIFFORD A. FARREN, JR. Clifford A. Farren, Jr.	Vice President, Finance and Controller (Principal Accounting Officer)	August 14, 2001

EXHIBIT INDEX

Exhibit Number	Title
10.1	Credit Facility, dated April 27, 2001, between SYNAVANT Inc. and Foothill Capital Corporation.

QuickLinks

SYNAVANT Inc. FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
INDEX
PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
SYNAVANT Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands, except per share data)
SYNAVANT Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollar amounts in thousands, except per share data)
SYNAVANT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollar amounts in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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