Form 10-Q
period 2001-09-30
SYNAVANT INC
filed 2001-11-14
CIK 1116141

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-30822

SYNAVANT Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	22-2940965 (I.R.S. Employer Identification No.)
3445 Peachtree Road NE, Suite 1400 Atlanta, GA (Address of principal executive offices)	30326 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at November 1, 2001
Common Stock, par value $.01 per share	15,004,120 Shares

SYNAVANT Inc.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$10,666	$19,768
Accounts receivable—net	39,631	44,376
Other receivables	1,064	2,467
Other current assets (see note 2)	7,291	6,008

TOTAL CURRENT ASSETS	58,652	72,619

Property, plant and equipment—net	11,326	13,633
Computer software—net	8,405	13,030
Goodwill—net	43,567	52,891
Long term notes receivable	1,000	2,500
Other assets	2,790	1,826

TOTAL LONG TERM ASSETS	67,088	83,880

TOTAL ASSETS	$125,740	$156,499

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$11,928	$11,580
Accrued restructuring	4,229	—
Accrued and other current liabilities	13,888	15,852
Accrued income taxes	3,008	3,970
Deferred revenues	8,897	13,182

TOTAL CURRENT LIABILITIES	41,950	44,584

Deferred taxes	426	428
Accrued liability due to former parent	9,000	9,000
Other liabilities	411	282

TOTAL LIABILITIES	51,787	54,294

Commitments and contingencies (see note 3)
Minority interests	—	613
STOCKHOLDERS' EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,004,227 shares outstanding at September 30, 2001	150	148
Other stockholders' equity	73,803	101,444

TOTAL STOCKHOLDERS' EQUITY	73,953	101,592

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,740	$156,499

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES:
Software fees	$1,594	$688	$8,765	$4,971
Software services	21,123	21,460	64,873	64,856
Interactive marketing	18,029	20,549	57,859	66,078

TOTAL REVENUES	40,746	42,697	131,497	135,905

OPERATING COSTS:
Software fees	1,041	6,117	4,504	7,258
Software services	15,039	15,595	49,924	43,483
Interactive marketing	15,101	17,383	47,930	56,808

TOTAL OPERATING COSTS	31,181	39,095	102,358	107,549

Research & development	2,250	3,015	6,704	9,814
Selling and administrative expenses	8,228	7,583	26,220	23,523
Restructuring expenses	4,620	—	4,620	—
Depreciation and amortization	5,267	115,860	15,966	128,417
Spin related costs	729	1,103	1,289	1,103

OPERATING LOSS	(11,529)	(123,959)	(25,660)	(134,501)
Other income—net	(1,520)	(513)	(1,299)	(409)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(13,049)	(124,472)	(26,959)	(134,910)

Income tax (Provision) Benefit	604	5,638	(1,348)	5,557

NET LOSS	(12,445)	(118,834)	(28,307)	(129,353)

Net loss per share of common stock: basic and diluted	$(0.83)	$(8.02)	$(1.90)	$(8.69)
Weighted average shares outstanding: basic and diluted	14,945	14,814	14,909	14,890

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

SYNAVANT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,307)	$(129,353)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	15,966	128,417
Amortization of capitalized computer software	1,551	6,961
Loss on sale of marketable equity securities	913	—
Restructuring costs	4,620	—
Deferred income taxes	(24)	(2,514)
Changes in operating assets and liabilities:
Accounts and other receivable	2,395	(158)
Accounts payable	553	2,715
Accrued liabilities and other current liabilities	287	(2,610)
Accrued income taxes	(884)	(957)
Deferred revenues	(4,189)	3,566
Other	(2,557)	(1,798)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(9,676)	4,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,226)	(5,195)
Additions to computer software	(19)	(3,914)
Sale of marketable equity securities	3,084	—
Other	(309)	(413)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	530	(9,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred loan fees	(195)	—
Transfers from IMS HEALTH	—	18,984

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(195)	18,984

Effect of exchange rate changes on cash and cash equivalents	239	190

Decrease in cash and cash equivalents	(9,102)	13,921
Cash and cash equivalents, beginning of period	19,768	3,464

Cash and cash equivalents, end of period	$10,666	$17,385

Supplemental Disclosure of Cash Flow Information:
Cash payments for foreign, state and local income taxes were $2,516 and $3,807 for the nine months ended September 30, 2001 and 2000, respectively.

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

    Reclassifications.  Certain prior period amounts have been reclassified to conform with current period presentation. The reclassifications have resulted in an increase to Software Services Costs of

$1.3 million and a decrease in Software Fee Costs of $1.1 million and Selling and Administrative expenses of $0.2 million for the nine months ended September 30, 2001.

    Earnings Per Share.  Basic and diluted earnings per share ("EPS") are calculated in accordance with Statement of Financial Standards No. 128. For the Company's calculation, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for both the three month and nine month periods ended September 30, 2001 and 2000 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. Options to purchase 7,643,191 shares of common stock at a weighted average price of $10.16 were outstanding but not included in the computation of diluted EPS for the three and nine months ended September 30, 2001.

    The Distribution resulted in a tax-free dividend to shareholders of IMS HEALTH who received one share of SYNAVANT Common Stock for every 20 shares of IMS HEALTH common stock held as of July 28, 2000. Basic and diluted income per share and the average number of shares outstanding for the three and nine months ended September 30, 2000 were adjusted to reflect the twenty-for-one reverse stock split. The EPS computation for the three and nine months ended September 30, 2000 includes the weighted average number of IMS HEALTH common shares outstanding.

    Recently Issued Accounting Standards.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133—an amendment of FASB Statement No. 133". Citing concerns about companies' ability to modify their information systems in time to apply SFAS No. 133, the FASB delayed its effective date for one year, to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The adoption of the statement has not had a material impact on the Company's consolidated financial statements.

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

    In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later then January 1, 2003.

    In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than January 1, 2002.

    The Company is currently assessing the impact of implementing these recently issued statements on its results of operations, financial position and cash flows.

NOTE 2. DISTRIBUTION AGREEMENT

    Pursuant to the Distribution Agreement, the Company was contractually entitled to receive shares of Gartner Group common stock with a fair value of $4.0 million as of the close of business on the Distribution date and a note receivable from a third party with a carrying value of $2.5 million. The Gartner Group common stock was included in Other current assets as of December 31, 2000. During the second quarter, the Gartner Group common stock was transferred to the Company. During the third quarter, the Gartner Group repurchased all the outstanding shares held by the Company for $3.1 million in cash. As a result of this transaction, the Company recorded a realized loss of $0.9 million during the third quarter which is included in Other income—net. The note receivable from a third party was not transferred to the Company until October 29, 2001, subsequent to the end of the third quarter. The Company has classified the note receivable from a third party as a long term note receivable and is accounting for it in accordance with the underlying asset to be received. During the second quarter, the Company revalued this note receivable to $1.0 million. This valuation has appropriately been reflected in the financial statements as of September 30, 2001.

    To facilitate the Distribution, IMS HEALTH had committed to certain credit support arrangements with SYNAVANT. The IMS HEALTH credit support letter would, if necessary, provide certain credit support sufficient to meet the working capital needs of SYNAVANT up to the one-year anniversary of the Distribution. On April 27, 2001, SYNAVANT Inc. entered into a stand-alone revolving credit facility with Foothill Capital Corporation (the "Foothill Facility"), a wholly-owned subsidiary of Wells Fargo & Company. The Foothill Facility has a term of five years with a maximum credit line of $20 million (See "Management's Discussion and Analysis—Liquidity and Capital Resources"). As of September 30, 2001, the Company has not required the use of the Foothill Facility. Concurrent with the Foothill Facility obtained by the Company, IMS HEALTH was relieved of its obligation to provide this credit support. In addition, SYNAVANT and IMS HEALTH have agreed in principal to resolutions regarding other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the Company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company, and the formalization of real estate leases between the Company and IMS HEALTH. The resolution of these matters will not result in any additional charge to the Company's Statement of Operations.

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

    In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter ("Distribution Liabilities"). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9.0 million for the Distribution Liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company has recorded a $9.0 million liability associated with these matters as part of the Distribution. The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9.0 million is due and payable in 2003. In concurrence with the Foothill Facility obtained by the Company (See "Management's Discussion and Analysis—Liquidity and Capital Resources"), IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities until 2005. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9.0 million, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

NOTE 4. RESTRUCTURING CHARGE

    On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. This action has resulted in a reduction in personnel by approximately 6% to 8% worldwide. On September 25, 2001, the Company completed the first step in the restructuring process, resulting in the elimination of 70 positions which is reflected in the charge of $4.6 million for the three months ended September 30, 2001. These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $4.6 million charge, $0.4 million was paid during the period, with the remainder expected to be paid within the next twelve to twenty-four months.

NOTE 5. INCOME TAX

    The Company's consolidated tax provision was a benefit of $0.6 million for the three months and a provision of $1.3 million for the nine months ended September 30, 2001, respectively, compared with a benefit of $5.6 million for the same periods in the prior year. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

NOTE 6. OPERATIONS BY SEGMENT

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

	Americas	Europe	Asia Pacific	Total
	(Dollar amounts in thousands)
Nine Months Ended September 30, 2001
Operating revenues	$79,359	$41,033	$11,105	$131,497
Segment operating income (loss)	(25,966)	933	(627)	(25,660)
Non-operating income (loss)	208	(1,465)	(42)	(1,299)
Loss before income taxes	(25,758)	(532)	(669)	(26,959)
Provision for income taxes				(1,348)
Net loss				(28,307)
Segment total depreciation and amortization	15,571	1,503	443	17,517
Segment capital expenditures	826	1,083	317	2,226
Identifiable assets at September 30, 2001	89,933	29,731	6,076	125,740
	Americas	Europe	Asia Pacific	Total
Nine Months Ended September 30, 2000
Operating revenues	$80,102	$42,319	$13,484	$135,905
Segment operating income (loss)	(137,158)	1,934	723	(134,501)
Non-operating income (loss)	(318)	(32)	(59)	(409)
Loss before income taxes	(137,476)	1,902	664	(134,910)
Provision for income taxes				5,557
Net loss				(129,353)
Segment total depreciation and amortization	133,565	1,258	555	135,378
Segment capital expenditures	4,118	816	261	5,195
Identifiable assets at September 30, 2000	121,184	34,162	6,094	161,440

    Information about the Company's operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World(2)	Total
Nine Months Ended September 30, 2001
Operating revenues	$74,984	$15,917	$10,237	$30,359	$131,497
Long-lived assets(1)	57,892	3,250	686	2,470	64,298
Nine Months Ended September 30, 2000
Operating revenues	$75,309	$18,955	$13,034	$28,607	$135,905
Long-lived assets(1)	73,606	9,072	1,025	2,321	86,024
(1)
Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)
Rest of World is primarily comprised of operations in Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF RATIONS

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

    Under the terms of the Alliance, the Company is contractually obligated to discontinue the future enhancement and development of its Cornerstone™ and Premieresm products, but continues to support users of these products under current and future contracts. The Company anticipates that it will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology.

    The Company has incurred significant costs to make the transition from implementing and supporting proprietary software to implementing and supporting third party software.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE

    Total revenues for the three months ended September 30, 2001 decreased by $2.0 million and 4.7% to $40.7 million from $42.7 million for the three months ended September 30, 2000. An increase in Software fees was offset by a stronger U.S. Dollar, the divestiture of EMRON and a decline in interactive marketing revenues. Excluding the impact of a stronger U.S. Dollar and the impact of the EMRON divestiture, revenues were essentially unchanged. EMRON, an operating unit of the Interactive marketing segment, was divested during the fourth quarter 2000.

    SOFTWARE FEES.  Software fees increased to $1.6 million for the three months ended September 30, 2001 from $0.7 million for the three months ended September 30, 2000, an increase of $0.9 million and 128.6%. The increase in Software fees is primarily due to revenue generated from customer sales representative expansions in North America. Excluding the impact of a stronger U.S. Dollar, Software fees revenue increased 134.7%.

    SOFTWARE SERVICES.  Software services revenue decreased to $21.1 million for the three months ended September 30, 2001 from $21.5 million for the three months ended September 30, 2000, a decrease of $0.4 million and 1.9%. The decrease in revenue from Software services is principally due to fluctuations in foreign currency exchange rates. Excluding the impact of a stronger U.S. dollar, Software services revenue remained essentially unchanged.

    INTERACTIVE MARKETING.  Interactive marketing revenue declined to $18.0 million for the three months ended September 30, 2001 from $20.5 million for the three months ended September 30, 2000, a decline of $2.5 million and 12.2%. The decline in revenue from Interactive marketing is primarily due to the absence of EMRON, which was divested in late 2000, lower business volumes in the US and at Permail, our non-strategic 51% owned direct mail business in Australia, and a stronger U.S. Dollar, partially offset by the inclusion of Pharbase license revenue from IMS HEALTH in 2001. Excluding the impact of the EMRON divestiture, a stronger U.S. Dollar, and the inclusion of Pharbase revenue on a consistent basis, Interactive marketing revenue on the adjusted basis only declined by 5.5%.

OPERATING COSTS

    COST OF SOFTWARE FEES.  Cost of Software fees decreased to $1.0 million for the three months ended September 30, 2001, from $6.1 million for the three months ended September 30, 2000, a decrease of $5.1 million and 83.6%. The decrease is due to the absence of $5.3 million of accelerated amortization of impaired software as a result of the Distribution and the Siebel Alliance in the third quarter of 2000 (see discussion of Siebel in "Overview"). This decrease is partially offset by the third party royalty costs associated with the increase in software fee revenue during the three months ended September 30, 2001.

    COST OF SOFTWARE SERVICES.  Cost of Software services decreased to $15.0 million for the three months ended September 30, 2001, from $15.6 million for the three months ended September 30, 2000, a decrease of 3.8%. The decrease in Cost of Software services is primarily due to cost containment actions, including the lower incentives, and the impact of a stronger U.S. Dollar.

    COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue declined to $15.1 million for the three months ended September 30, 2001, from $17.4 million for the three months ended September 30, 2000. The decline in the Cost of Interactive marketing is primarily driven by the absence of EMRON, divested in late 2000 and lower volumes in the US and at Permail, our non-strategic 51% owned direct mail business in Australia.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 23.3% to $2.3 million for the three months ended September 30, 2001 from $3.0 million for the three months ended September 30, 2000. The decline in research and development costs is principally attributable to a change in development priorities driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel Alliance in July 2000. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT and compatible with the Siebel technology.

    SELLING AND ADMINISTRATIVE.  Selling and administrative expenses increased to $8.2 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. The increase in Selling and administrative expenses is principally due to higher costs associated with running an independent public company.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended September 30, 2001 declined to $5.3 million from $115.9 million for the same period in the prior year. The decline is due to the absence of the Goodwill impairment charge recorded in the quarter ended September 30, 2000.

OPERATING LOSS

    Operating loss decreased to $11.5 million for the three months ended September 30, 2001 compared with an operating loss of $124.0 million for the three months ended September 30, 2000. The $112.5 million decrease in operating loss is primarily due to the absence of the impairment charge related to capitalized software and goodwill that was incurred in the third quarter ended September 30, 2000, partially offset by the costs associated with mobilizing the organization to implement and support the SYNAVANT solution using Siebel technology and the higher costs associated with running an independent public company.

RESTRUCTURING

    On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. This action resulted in a reduction in personnel by approximately 6% to 8% worldwide. On September 25, 2001, the Company completed the first step in the restructuring process, resulting in the elimination of 70 positions which is reflected in the charge of $4.6 million for the three months ended September 30, 2001. These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $4.6 million charge, $0.4 million was paid during the period, with the remainder expected to be paid within the next twelve to twenty-four months. The Company is currently considering additional restructuring actions that could take effect in the fourth quarter of 2001 and the first half of 2002. The estimated charges for these additional actions if executed are estimated to be between $3.4 million and $7.4 million. These actions along with the actions taken in the third quarter are expected to generate savings of between $6.0 million and $9.0 million on an annual basis, with minimal impact on 2001 results.

TAXES

    The Company had a consolidated tax benefit of $0.6 million for the three months ended September 30, 2001, compared with a benefit of $5.6 million for the three months ended September 30, 2000. The change reflects the absence of tax benefits that were realized in 2000 and the impact of global tax planning initiatives in 2001. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE

    Total revenues for the nine months ended September 30, 2001 decreased by $4.4 million and 3.2% to $131.5 million from $135.9 million for the nine months ended September 30, 2000. This decrease was due to a stronger U.S. Dollar, the divestiture of EMRON and lower Interactive marketing volumes partially offset by increased software fees. Excluding the impact of a stronger U.S. Dollar and the EMRON divestiture, revenues were up 2.8%. EMRON, an operating unit of the Interactive marketing segment, was divested during the fourth quarter 2000.

    SOFTWARE FEES.  Software fees increased to $8.8 million for the nine months ended September 30, 2001 from $5.0 million for the nine months ended September 30, 2000, an increase of $3.8 million and 76.0%. The increase in Software fees is primarily due to revenue from customer sales representative expansions in North America and initial Siebel implementations in Europe. Excluding the impact of a stronger U.S. Dollar, Software fees revenue increased 81.3%.

    SOFTWARE SERVICES.  Software services revenue was unchanged at $64.9 million for the nine months ended September 30, 2001 compared to the same period in the prior year. Increases in revenue from Software services, principally due to hardware and software rebills associated with customer sales representative expansions in North America, were offset by a stronger U.S. Dollar. Excluding the impact of a stronger U.S. dollar, Software services revenue increased 2.2%.

    INTERACTIVE MARKETING.  Interactive marketing revenue declined to $57.9 million for the nine months ended September 30, 2001 from $66.1 million for the nine months ended September 30, 2000, a decline of $8.2 million and 12.4%. The decline in revenue from Interactive marketing is primarily due to the absence of EMRON, which was divested in late 2000, lower volumes in the US and at Permail, our non-strategic 51% owned direct mail business in Australia, and a stronger U.S. Dollar, partially offset by the inclusion of Pharbase license revenue from IMS HEALTH in 2001. Excluding the impact of a stronger U.S. Dollar, the EMRON divestiture, and the inclusion of Pharbase revenue on a consistent basis, Interactive marketing revenue on the adjusted basis only declined by 4.4%.

OPERATING COSTS

    COST OF SOFTWARE FEES.  Cost of Software fees decreased to $4.5 million for the nine months ended September 30, 2001, from $7.3 million for the nine months ended September 30, 2000, a decrease of $2.8 million. The decrease is due to $5.3 million of accelerated amortization of impaired software as a result of the Distribution and the Siebel Alliance in the third quarter of 2000 (see discussion of Siebel in "Overview"). The impairment charge is partially offset by higher third party software royalties associated with the Siebel Alliance and higher software revenue.

    COST OF SOFTWARE SERVICES.  Cost of Software services increased to $49.9 million for the nine months ended September 30, 2001, from $43.5 million for the nine months ended September 30, 2000, an increase of $6.4 million. The increase in Cost of Software services is primarily due to hardware and software rebills relating to customer sales representative expansions in North America, the costs associated with mobilizing the organization to begin implementing and supporting the new SYNAVANT solution with technology from Siebel and investments made in selected markets in Europe and Asia. These costs have been partially offset by cost containment actions, including lower incentives, and the impact of a stronger US Dollar.

    COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue declined to $47.9 million for the nine months ended September 30, 2001, from $56.8 million for the nine months ended September 30, 2000, a decrease of $8.9 million. The decline in the Cost of Interactive marketing is primarily driven by the absence of EMRON, divested in late 2000, and lower business volumes in the US and at Permail, our non-strategic 51% owned direct mail business in Australia.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT.  Research and development expenses declined by $3.1 million and 31.6% to $6.7 million for the nine months ended September 30, 2001 from $9.8 million for the nine months ended September 30, 2000. The decline in research and development costs is principally attributable to a change in development priorities driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel Alliance in July 2000. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT and compatible with the Siebel technology.

    SELLING AND ADMINISTRATIVE.  Selling and administrative expenses increased by $2.7 million and 11.5% to $26.2 million for the nine months ended September 30, 2001 from $23.5 million for the nine months ended September 30, 2000. The increase in Selling and administrative expenses is principally due to higher costs associated with running an independent public company, partially offset by cost containment actions.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the nine months ended September 30, 2001 declined to $16.0 million from $128.4 million for the same period in the prior year. The decline is primarily driven by the absence of the capitalized software and goodwill impairment charge recorded in the quarter ended September 30, 2000.

OPERATING LOSS

    Operating loss for the nine months ended September 30, 2001, was $25.7 million compared with a loss of $134.5 million for the six months ended September 30, 2000. The $108.8 million decrease in operating loss is primarily due to the absence of the impairment charge related to capitalized software and goodwill that was incurred in the third quarter ended September 30, 2000, partially offset by the costs associated with mobilizing the organization to implement and support the SYNAVANT solution using Siebel technology and the higher costs associated with running an independent public company.

RESTRUCTURING

    As referenced in the three month discussion of the Results of Operations (see "Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000"), the Company recorded a restructuring charge of $4.6 million in the third quarter of 2001.

TAXES

    The Company's consolidated tax provision was $1.3 million for the nine months ended September 30, 2001, compared with a tax benefit of $5.6 million for the nine months ended September 30, 2000. The change reflects the absence of tax benefits that were realized in 2000 and the impact of global tax planning initiatives in 2001. The Company's effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions, non-deductible goodwill amortization, and losses for which a full valuation has been provided.

RESULTS BY SEGMENT

    THE AMERICAS.  Revenue for the nine months ended September 30, 2001 was $79.4 million compared with $80.1 million for the nine months ended September 30, 2000. The slight decrease was due to lower interactive marketing volumes and the divesture of EMRON, offset by customer sales representative expansions in North America. The operating loss for the nine months ended September 30, 2001 was $26.0 million compared to a loss of $137.2 million for the nine months ended September 30, 2000 primarily due to the impairment charge related to capitalized software and goodwill that was incurred in the third quarter ended September 30, 2000, partially offset by the additional costs associated with running an independent public company and the $3.4 million restructuring charge for the region.

    EUROPE.  Revenue for the nine months ended September 30, 2001 was $41.0 million compared with $42.3 million for the nine months ended September 30, 2000. The decrease was largely driven by lower Interactive marketing volumes and the negative impact of foreign currency fluctuations. Operating income for the nine months ended September 30, 2001 decreased to $0.9 million from $1.9 million in the nine months ended September 30, 2000 due to lower revenues, the $1.2 million restructuring charge for the region and the costs associated with investments in selected European countries.

    ASIA PACIFIC.  Revenue for the nine months ended September 30, 2001, decreased to $11.1 million compared to $13.5 million for the nine months ended September 30, 2000. The decrease was driven by lower interactive marketing revenues in Australia and the negative impact of foreign currency fluctuations. The operating loss for the nine months ended September 30, 2001 was $0.6 million compared to an operating income of $0.7 million for the nine months ended September 30, 2000. Excluding the Permail operation, revenue decreased by 0.4 million and operating income decreased by $0.9 million.

NON-U.S. OPERATING AND MONETARY ASSETS

    SYNAVANT operates globally, deriving 43% of its revenues in the first nine months of 2001 from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

    Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar. Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders' equity. The effect of exchange rate changes during the nine months ended September 30, 2001 decreased the U.S. Dollar amount of cash and cash equivalents by $0.2 million.

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

    On April 27, 2001, SYNAVANT Inc. entered into the Foothill Facility, which has a term of five years with a maximum credit line of $20 million. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. As of September 30, 2001, the Company has not required the use of the Foothill Facility. The Company has filed an 8-K on May 8, 2001 related to the closing of the Foothill Facility.

    Concurrent with the Foothill Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 3) until January 1, 2005. In addition, SYNAVANT and IMS HEALTH have also agreed in principal to resolutions on other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the Company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company and the formalization of real estate leases between the Company and IMS HEALTH. The resolution of these matters will not result in any additional charge to the Company's Statement of Operations.

    We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under our credit facility, and cash flow from operations. If our expectations change due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated.

CASH FLOWS

    Net cash used in operating activities totaled $9.7 million for the nine months ended September 30, 2001 compared with net cash provided by operating activities of $4.3 million for the nine months ended September 30, 2000. The decrease of $14.0 million primarily reflects a larger Net Loss, excluding the capitalized software and goodwill impairment charge, and the timing of collections relating to deferred revenue.

    Net cash provided by investing activities totaled $0.5 million for the nine months ended September 30, 2001 compared with cash used in investing activities of $9.5 million for the nine months ended September 30, 2000. The decrease in the cash outflow of $10.0 million was primarily due to lower capital expenditures, elimination of capitalization of software development costs and the sale of marketable equity securities.

    Net cash used in financing activities totaled $0.2 million for the nine months ended September 30, 2001 compared with net cash provided by financing activities of $19.0 million for the nine months ended September 30, 2000. The decrease in cash flows was due to the absence of transfers from the Company's former parent, IMS HEALTH, that occurred through the third quarter in 2000.

CHANGES IN FINANCIAL POSITION AT SEPTEMBER 30, 2001 COMPARED WITH DECEMBER 31, 2000

    Cash and cash equivalents were $10.7 million as of September 30, 2001 compared with $19.8 million as of December 31, 2000. The decrease in cash and cash equivalents of $9.1 million was primarily due to the net loss for the period as well as the timing in working capital requirements, partially offset by the sale of marketable equity securities in the period.

    Accounts Receivables—Net.  Decreased to $39.6 million at September 30, 2001 from $44.4 million at December 31, 2000 due to the focused efforts on collections and lower revenues.

    Other Current Assets.  Increased $1.3 million to $7.3 million primarily due to the purchase of computer equipment to be delivered as part of a customer sales representative expansion in the United States and deferred loan costs associated with the Company's credit facility.

    Computer Software.  Decreased $4.6 million to $8.4 million due to amortization of the remaining book value based on the greater of straight line or revenue based amortization.

    Goodwill—Net.  Decreased to $43.6 million at September 30, 2001 from $52.9 million at December 31, 2000. The reduction was primarily due to amortization of the remaining book value on a straight line basis.

    Accrued Restructuring.  Increased to $4.2 million as a result of a restructuring charge of $4.6 million taken in the third quarter of 2001, of which $0.4 million was paid during the quarter.

    Accrued and Other Current Liabilities.  Decreased to $13.9 million at September 30, 2001 from $15.9 million at December 31, 2000. The decrease reflected the timing of certain supplier payments made during the period and the adjustment of incentive accruals.

    Deferred Revenue.  Decreased to $8.9 million at September 30, 2001 from $13.2 million at December 31, 2000. The decrease related to the recognition of annual maintenance contract revenue and the delivery of previously contracted commitments for certain customers in North America.

    Total Equity.  Decreased to $74.0 million at September 30, 2001 from $101.6 million at December 31, 2000. The reduction was primarily due to the Net Loss during the period.

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

    We compete with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry. We also face competition from many vendors that market and sell Customer Relationship Management ("CRM") solutions in the consumer packaged goods industry. In addition, we compete with various companies that provide support services and interactive marketing services similar to our services.

    Current economic conditions may delay or stop customer decisions to invest in new CRM solutions. Customers may elect to maintain their current Sales Force Automation ("SFA") and customer systems or select solutions that are less costly and less comprehensive than a Siebel ePharma solution. Such delays may have a negative impact on the Company's business results.

    We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products and services, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

    Increased competition is anticipated based on the growing strategic focus on CRM and the success of Siebel Systems eBusiness solutions. Large established companies such as Oracle, SAP and PeopleSoft that are well established providers of ERP software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel products. During the second quarter of 2001, Dendrite International and Oracle announced a relationship designed to jointly develop products for this marketplace. It is unclear what impact this relationship will have in the marketplace.

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

  •
  Under the terms of the Alliance, we are contractually obligated to discontinue the future enhancement and development of our Cornerstone™ and Premiere? products, but we will continue to support users of these products under current and future contracts. Management anticipates that we will eventually phase out these products and replace them with a new generation of joint solution offerings incorporating Siebel technology. We will continue to develop add-on applications that will be functional for Siebel, Cornerstone™ and Premiere? products. We have agreed to a revenue-sharing agreement with Siebel for certain new client contracts based on our existing Cornerstone™ and Premiere? offerings. Existing and prospective customers may delay or forego purchases of our Cornerstone™ and Premiere? products due to the terms of our Siebel Alliance. Quarterly revenues may be below expected levels and could adversely affect our annual results of operations due to delayed or foregone purchase decisions;

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

FAILURE TO COMPLETE OUR RESTRUCTURING SUCCESSFULLY MAY ADVERSELY IMPACT US.

    In order to streamline business processes and improve customer focus and responsiveness, the Company has undertaken a restructuring effort. We began this restructuring in August 2001, however, additional adjustments to our structure remain outstanding and further adjustments may be necessary if we are unable to meet our anticipated levels of revenue.

    The following action occurred as a result of this restructuring:

  •
  on September 25, 2001, our workforce was reduced by 70 positions which included significant changes in our executive management team by reducing and eliminating the levels of executive management and their positions (the reductions included six senior management positions).

    The following additional actions are expected to occur in the course of this restructuring:

  •
  a consolidation of office failures; and

  •
  a further reduction in personnel worldwide.

    Our failure to complete our restructuring successfully and to adapt to our new structure may have a material adverse effect on our financial condition and results of operations.

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

    We operate globally, deriving 43% of our revenues during the nine months of 2001 from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of our operating results. To be successful, we believe we must expand our operations in emerging markets such as eastern Europe and Asia. As a result, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information in response to this Item is set forth in "Non-U.S. Operating and Monetary Assets" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On August 21, 2001, Gabrielle Harris et. al. initiated an action against SYNAVANT before the Industrial Relations Commission of New South Wales, Australia seeking orders that certain non-compete provisions of a Shared Acquisition Agreement and an Employment Agreement (collectively the "Agreement") be declared void or varied so as to limit the period of restraint contemplated by the Agreement. SYNAVANT counterclaimed by commencing an action before the Federal Court of Australia on September 6, 2001. On October 29, 2001, the Federal Court of Australia ordered Gabrielle Harris to be restrained for a period of six months from October 23, 2001 from engaging in any activity which is directly competitive with SYNAVANT's Direct Mail Processing, Integrated Technology and Data Marketing business. With respect to all remaining respondents, the Court found that the restraints imposed by the Agreement was void.

    Information in response to this Item is also set forth in "Note 3. Contingencies" of the Notes to Condensed Consolidated Financial Statements.

Item 2. Changes In Securities

    None.

Item 3. Default Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

      None.

    (b) Reports on Form 8-K

    On August 16, 2001, the Company filed Form 8-K under Item 5 announcing its global restructuring (File No. 0-30822).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT INC.

	Signature	Title	Date
By:	/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman and Chief Executive Officer (Principal Executive Officer)	November 14, 2001
By:	/s/ CLIFFORD A. FARREN, JR. Clifford A. Farren, Jr.	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2001

QuickLinks

SYNAVANT Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
INDEX
  ITEM I. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF RATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 1. Legal Proceedings
  Item 2. Changes In Securities
  Item 3. Default Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES