Form 10-K405
period 2001-12-31
SYNAVANT INC
filed 2002-03-28
CIK 1116141

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-30822

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/    NO / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 1, 2002 was approximately $48,202,090 based on $3.20 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

        The number of shares of the Registrant's common stock outstanding at March 1, 2002, was 15,063,153 shares.

DOCUMENT INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2001 fiscal year end are incorporated by reference into Part III of this report.

i

PART I

ITEM 1. BUSINESS

        SYNAVANT Inc. (referred to hereafter as "SYNAVANT" or the "Company") serves the biopharmaceutical and healthcare industries through its three core business categories: implementing and supporting pharmaceutical-specific customer relationship management ("CRM") solutions, developing interactive marketing programs and medical professional databases, and offering strategic consulting services that support clinical research, sales and marketing decision-making and program implementation. SYNAVANT is composed of the automated sales and marketing support businesses which were formerly part of IMS HEALTH INCORPORATED ("IMS HEALTH") which operated under the name IMS HEALTH Strategic Technologies, Inc. ("ST"); certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's former interactive and direct marketing businesses, including the business of Clark-O'Neill, Inc. ("Clark O'Neill"), formerly a wholly owned subsidiary of IMS HEALTH; and a 51% interest in Permail Pty., Ltd. ("Permail"). Shares of SYNAVANT were distributed to shareholders of IMS HEALTH following the conveyance of assets and stock of entities comprising the SYNAVANT business into SYNAVANT Inc., a Delaware corporation.

SYNAVANT BUSINESS OPPORTUNITY

        There are four main strategic issues facing biopharmaceutical and healthcare companies today:

  •
  How to leverage innovation and new science (e.g., Genomics);

  •
  Achieving rapid and effective new product development;

  •
  Ensuring rapid adoption of products in the marketplace—faster time to peak sales; and

  •
  Managing the political environment (e.g., protection of intellectual property rights, managed care versus consumer-driven healthcare, price pressures, etc.).

        In the future, biopharmaceutical and healthcare companies will be seeking business partners to help them determine appropriate strategies to succeed in these areas. They will be looking to integrate their clinical, sales and marketing strategies and to optimize their promotional spending. They will be striving to leverage the maximum return on their technology investments and achieve the maximum value from their relationships with their own customers.

        In March 2000, IMS HEALTH announced the spin-off of SYNAVANT. The vision was to create a new global biopharmaceutical and healthcare solutions company, SYNAVANT, that combined the sales force automation ("SFA") and database services competencies of ST with the interactive marketing capabilities of Clark-O'Neill, Permail and the Company's foreign subsidiaries. Interactive marketing programs such as Single Source Sampling (a cooperative program to mail drug samples to physicians) and Rep Triggered Mail (customer sales representative mailings targeted to physicians) could be integrated into the sales force effectiveness positioning of ST to create a unique value proposition for its biopharmaceutical customers in the expanding CRM space.

        In fourth-quarter 2001, SYNAVANT added a third business category to its core competencies: Global Strategic Solutions ("GSS"). The GSS consulting team leverages the historical experience from the interactive marketing and technology businesses to create new innovative solutions for biopharmaceutical customers. CRM Readiness Review and Promotional Optimization Modelling are examples of new value streams that will be created from core business integration with strategic consulting competencies.

        While each of SYNAVANT's three core business categories (CRM software implementation and post-implementation services, interactive marketing and database services and strategic consulting services) comprises services that meet specific customer needs and may be delivered independently from each other, their value to the customer is increased substantially when they are combined, or integrated, with each other. It is the Company's view that these integrated services are SYNAVANT's differentiator in the market. Through its strategic asset integration process, that leverages SYNAVANT's capabilities across these three areas, SYNAVANT is a solutions provider capable of delivering integrated services that provide significant value to customers.

        As well as driving value for customers, SYNAVANT's competency enhances its ability to cross-sell its services within each customer and generate more opportunities.

SYNAVANT's SOLUTIONS

        SYNAVANT's services are comprised of strategic technology services, strategic consulting, and interactive marketing and database services. The Company reports strategic technology services and strategic consulting as Software Services and interactive marketing and database services as Interactive Marketing on its Consolidated Statement of Operations.

        Strategic technology services include a set of services that provide value to customers in three general areas: software, system implementation and system support.

        SYNAVANT offers several software products to enable SFA. Cornerstone™ is a legacy product used in the U.S. by several pharmaceutical companies to support their sales forces. A handheld product, PhasTraksm, is also available that connects remote users using a personal digital assistant ("PDA") device. PremièreSM is another SYNAVANT SFA tool used by many European, Canadian, and Latin American pharmaceutical companies. Lastly, SYNAVANT created a proprietary analytical tool, AnalyzerSM, which helps pharmaceutical sales representatives, managers and head office staff manage, view and analyze market data and information that is generated from these systems.

        System implementation services are a core competency and service offered by SYNAVANT to support large-scale software implementations for the healthcare marketplace. SYNAVANT can implement its proprietary systems or other software systems such as integrated CRM solutions (e.g., the Siebel Systems' eBusiness suite for the life sciences market, including ePharma, eClinical, eMedical and Employee Relationship Management applications).

        Post implementation system support services combine several key areas of customer value: help desk and other web-based customer support, hardware maintenance, asset management, training, and facilities management.

        SYNAVANT's global interactive marketing services comprise offerings developed to help pharmaceutical brand managers promote their products to targeted physicians effectively. Sampling services range from targeted sample solicitation to doctors to custom sample fulfillment programs. Medical Dialogue™ is a service that influences doctor prescribing in a peer-to-peer environment using skilled healthcare professionals. Doctor call centers, circulation management for medical publishers, custom physician list generation, and direct marketing programs complete the competencies harnessed in this business category.

        SYNAVANT's major database service offering is PharbaseSM. PharbaseSM is a repository of comprehensive physician and other healthcare professional profile information for several major markets around the world. In many countries it is recognized as the most accurate reference database due to its usage by government agencies for regulatory communications to physicians. Pharmaceutical companies rely on PharbaseSM to accurately manage customer level information. Pharbase is not available in the U.S.

        SYNAVANT's strategic consulting division, Global Strategic Solutions (GSS), was created at the end of 2001 to leverage SYNAVANT's historical experience in technology implementation and pharmaceutical promotion with the consulting skills of the new team. This team is focused on helping pharmaceutical companies become more customer focused to realize the potential from their technology, sales and marketing investments within the context of the overall vision and direction of their business. It also helps pharmaceutical companies by driving new value streams and maximizing the effectiveness of their brand promotion and customer relationships.

PARTNERSHIPS AND ALLIANCES

        An important element of SYNAVANT's business model involves working with key partners. It is essential to have the right alliance agreements in place to enable both parties to maximize the value of their complementary skills and services.

        SYNAVANT continues to form alliances with appropriate partners, including certain "Big 5' consulting groups, to deliver new and essential services to target customers. Of paramount importance is the value the alliance brings customers and therefore SYNAVANT's choice of partner may vary from customer to customer. By combining SYNAVANT's intellectual property and ongoing, long-term service capabilities with complementary back-end technology implementation expertise from other consulting organizations, SYNAVANT is able to deliver a total solution to the customer.

SIEBEL ALLIANCE

        On July 14, 2000, SYNAVANT entered into a strategic alliance (the "Alliance") with Siebel Systems Inc. ("Siebel"), a leading provider of eBusiness application software. Through the Alliance, the companies intended to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel's eBusiness software applications as part of a joint offering.

        As part of the Alliance, SYNAVANT and Siebel entered into: (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for SYNAVANT's internal use. Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel licensed software. Under the Agreement, SYNAVANT had the right to distribute Siebel software products to companies in the life sciences industry (e.g., pharmaceutical, biotechnology and healthcare companies) worldwide in conjunction with SYNAVANT's own proprietary software and services. As part of the arrangement, Siebel and SYNAVANT shared in the fees generated from the licensing of the Siebel software when contracted by SYNAVANT as part of a joint offering. The Alliance Agreement has been superceded by a new Siebel Alliance Program Master Agreement ("the Revised Alliance Agreement") entered into by SYNAVANT and Siebel on December 31, 2001.

        Under the Revised Alliance, SYNAVANT and Siebel have agreed to terminate the Reseller Agreement, revise the Alliance Agreement and to continue the license of certain Siebel software for SYNAVANT's internal use. In addition to terminating the Reseller Agreement, the Revised Alliance also results in the following:

  •
  SYNAVANT is designated as a "Strategic Consulting Partner";

  •
  Siebel no longer shares in revenue associated with the sale of SYNAVANT software licenses;

  •
  SYNAVANT no longer has restrictions on its product development, including Cornerstone and Premiere;

  •
  SYNAVANT is no longer required to exclusively support Siebel software; and

  •
  SYNAVANT is able to support a broader product set including Siebel eMedical, eClinical as well as Employee Relationship Management ("ERM").

        A chief difference between this new partner status and the previous one is that SYNAVANT is no longer a Siebel Value Added Reseller ("VAR") and therefore no longer sells Siebel licenses. This eliminates any channel conflict for license sales, allowing SYNAVANT to concentrate on delivering its core competencies of consulting, implementation and support services for Siebel technology in a manner that achieves high value. Another important benefit of this new partner status is that SYNAVANT has additional rights to implement and support Siebel's eMedical, eClinical and ERM applications, providing a broader revenue opportunity from the life sciences area.

RESEARCH AND DEVELOPMENT

        Research and development expenses totaled $8.6 million, $12.6 million, and $13.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. While historical development efforts have focused on legacy and next generation core proprietary SFA applications, future efforts will be focused on the development of a broader set of proprietary applications that are compatible with Siebel's ePharma technology platform. These CRM applications are expected to expand the focus of the Company's traditional SFA efforts (sales and marketing) into other areas including call centers, web sites, and clinical trials, as well as CRM solutions for medical device companies.

FOREIGN OPERATIONS

        SYNAVANT and its subsidiaries engage in a significant portion of their business outside of the United States. SYNAVANT's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuations in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. SYNAVANT believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than the production of products that require manufacturing facilities or the use of natural resources.

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

CUSTOMERS

        Sales to the pharmaceutical industry accounted for substantially all of SYNAVANT's revenue in 2001. Substantially all major pharmaceutical companies are customers of SYNAVANT, and many of the companies use SYNAVANT's products and subscribe to its services in several countries. SYNAVANT's customer base is broad in scope and enables it to avoid dependence on any single customer. None of SYNAVANT's customers accounted for more than 10% of its gross revenues in 2001, 2000 or 1999.

COMPETITION

        SYNAVANT has competition from other automated sales, marketing and clinical research support technology companies that offer sales force automation and customer relationship management solutions and enterprise-wide solutions, as well as competition from the in-house capabilities of its customers. SYNAVANT also faces competition from many vendors that market and sell sales force automation solutions in the consumer packaged goods industry. In addition, SYNAVANT competes with various companies that provide support and interactive marketing services similar to its own services. Generally, competition has arisen on a country or regional basis. For example, in the United States, certain SYNAVANT solutions and services, including its Cornerstone™ application and Siebel eBusiness solutions compete with the products and services of Dendrite International Inc.("Dendrite"), and in Europe certain SYNAVANT solutions and services, including its PharbaseSM database, PremiereSM application and Siebel eBusiness solutions, compete with the products and services of Cegedim SA ("Cegedim") and Binleys (part of the Wilmington Group plc), as well as Dendrite. Integration of services and the variety of solutions offered by SYNAVANT help to create a unique value proposition. Quality, breadth of solutions, integration of services and speed of delivery of information services and products are the principal methods of competition in SYNAVANT's market.

        In addition, when the Company entered into the initial Siebel Alliance, it announced that it would discontinue the enhancement and development of its Cornerstone™ and PremiereSM products and begin migrating its customer base to a Siebel solution instead of internally developing a next generation product offering. Although the Revised Siebel Alliance eliminated the restrictions on development of SYNAVANT's proprietary products, the Company estimates that during 2002, customers representing between 15% to 20% of its worldwide revenue base will be evaluating and concluding on which software products will be utilized by its sales force in future years. Should customers select alternative services providers for Siebel ePharma implementation or support services, the Company would expect the impact of these decisions to be substantially offset by the expanded business opportunities from the revised Siebel Alliance, growth in the interactive marketing business, and new services offered through GSS.

EMPLOYEES

        As of December 31, 2001, SYNAVANT had approximately 1,400 employees in 23 countries. Of these, approximately 500 are located in the United States, and none of these are represented by labor unions. In Germany, SYNAVANT has a European Workers' Council, which is a legal requirement in that country. SYNAVANT believes that, generally, relations with its employees are good and have been maintained in a normal and customary manner.

Factors That May Affect Future Performance

        In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our Company and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

COMPETITION FROM OTHER PROVIDERS OF CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS MAY REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR CAUSE US TO REDUCE THE PRICE OF OUR PRODUCTS AND SERVICES.

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

        Increased competition is anticipated based on the growing strategic focus on Customer Relationship Management ("CRM") and the success of Siebel's E-Business solutions. Large established companies, such as Oracle, SAP and Microsoft, that are well established providers of ERP software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel technology.

        The Company typically contracts with customers for a three year license and support agreement for software products. At the end of the contract the customer may renew their agreement, normally for a one to two year period. Past experience has indicated that the Company's customers typically reassess these contracts every three to five years. As customers reassess their requirements, the Company may not be able to renew the agreements, and may not be selected to provide implementation and/or support services even if a Siebel solution is selected by the customer. The Company estimates that during 2002, between 15% to 20% of its worldwide revenue base will be evaluating and concluding on which software products will be utilized by its sales force in future years.

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

IF OUR REVISED ALLIANCE WITH SIEBEL IS UNSUCCESSFUL, OUR BUSINESS MAY SUFFER MATERIALLY.

        You should note the following risk factors relating to our alliance with Siebel:

  •
  Customers may choose to purchase software services directly from Siebel or another provider and not as part of an integrated solutions offering from SYNAVANT;

  •
  We may not be able to implement successfully the changes to our business model necessitated by the Siebel alliance;

  •
  We may not successfully develop and differentiate our value added services and products together with Siebel software products; and

  •
  Other Siebel partners and/or providers of CRM services may effectively compete to sell portions of a total solution offering such as integration services, help desk support or data services to potential customers of SYNAVANT.

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

        We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes. As of December 31, 2001, the Company had cash and cash equivalents of $9.6 million and availability under the revolving credit facility with Foothill Capital Corporation (See Item 7—Liquidity and Capital Resources Section). To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms. In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.

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

  •
  continue to develop best-in-class SFA solutions;

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

DEFECTS IN OUR PRODUCTS COULD DELAY MARKET ADOPTION OF OUR SOFTWARE OR CAUSE US TO COMMIT SIGNIFICANT RESOURCES TO REMEDIAL EFFORTS.

        Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. We could be forced to delay the commercial release of products until software problems have been corrected. We could lose revenues as a result of software errors or defects. Our products are intended for use in sales and marketing applications that may be critical to a customer's business. As a result, we expect that customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results or financial condition. The foregoing would also be applicable to Siebel products around which future services would be based. With respect to such products, we would also depend on Siebel for the correction of errors and the delivery of any required modifications relating to such products.

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

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

        We believe that our quarterly and annual operating results could fluctuate significantly in the future, and our results of operations could fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, our market value could decrease substantially. The selection of a CRM software product and service partners often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software and project implementation. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer's sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

  •
  changes in the demand for our products;

  •
  the timing, composition and size of orders from our customers;

  •
  customer spending patterns and budgetary resources;

  •
  lower margins associated with a significant reduction in license fee revenue;

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

  •
  our ability to control costs.

        We establish expenditure levels for product development, sales and marketing and other operating expenses based in large part on expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is delayed or cancelled, we will incur expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Because only a small portion of expenses varies directly with actual revenues in the near term, operating results and profitability are likely to be adversely and disproportionately affected if revenues fall below expectations.

AS WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL BE MORE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

        We operate globally, deriving 43.7%, 45.2% and 48.1% of our revenues in 2001, 2000 and 1999, respectively, from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of our operating results. To be successful, we believe we must expand our operations in emerging markets such as eastern Europe, Mexico, South America and Asia and hire additional international personnel. As a result, we expect to commit resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

  •
  the burdens of complying with a wide variety of foreign laws, including data privacy laws; and

  •
  political instability.

EXPOSURE TO CERTAIN DISTRIBUTION LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT US.

        We are subject to certain material liabilities associated with certain matters relating to activities prior to the Distribution (See Note 10 to the Consolidated Financial Statements). As a condition to our spin-off from IMS HEALTH, we are required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH's obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350 million in damages. Pursuant to our agreement with IMS HEALTH, IMS HEALTH will indemnify the Company for any liability we incur in connection with such Distribution liabilities in excess of $9.0 million, which has been recorded in the consolidated financial statements. Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in our obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE UNABLE TO GENERATE SUFFICIENT CASH FLOWS TO ADEQUATELY FUND CERTAIN DISTRIBUTION LIABILITIES

        If we incur the Distribution liability of up to $9.0 million, pursuant to our agreement with IMS HEALTH, in connection with the alleged violations of federal antitrust laws by our corporate predecessors, our cash flows may need to be over and above our projected income in order to meet our financial obligations. There is no assurance that we will have a sufficient amount of pre-tax income to meet our financial obligations in respect to such Distribution liabilities, which could have a material and adverse effect on our business, operating results and financial condition.

WE MAY BE SUBJECT TO TAXATION IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX FREE TRANSACTION

        If the distribution of SYNAVANT shares of common stock to IMS HEALTH shareholders, pursuant to the spin-off, were not to qualify under Section 355 of the Internal Revenue Code, the aggregate corporate tax liability could be approximately $100 million and SYNAVANT could be severally liable for such tax. In the event that SYNAVANT were obligated to fund a substantial portion of such liability, it would have a material adverse effect on SYNAVANT'S financial condition. Moreover, each IMS HEALTH stockholder that received shares of SYNAVANT common stock in the spin-off would be treated as if such stockholder had received a taxable distribution in an amount equal to the fair market value of the SYNAVANT common stock received.

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

        Pursuant to the Distribution Agreement with IMS HEALTH, we are each subject to certain non-competition arrangements that restrict our respective business activities for a specified period after the distribution. Pursuant to the terms of the Distribution Agreement, the restrictions would generally be binding on an entity that acquires us or is the survivor in a business combination with the Company. Such restrictions may have the effect of discouraging third parties from making proposals involving an acquisition or change in control of the Company. We are also subject to the provisions of Delaware corporate law, which may restrict certain business combination transactions.

Where You Can Find More Information

        At your request, we will provide you, without charge, a copy of any exhibits to this annual report on Form 10-K. If you want an exhibit or more information, call, write or e-mail us at:

            SYNAVANT Inc.
            Attn: Investor Relations
            3445 Peachtree Road NE, Suite 1400
            Atlanta, Georgia 30326
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

ITEM 2. PROPERTIES

        SYNAVANT's real property is geographically distributed to meet sales and operating requirements worldwide. Most of SYNAVANT's properties are leased from third parties. SYNAVANT owns only one parcel of real property, which represents less than 2% of the aggregate space utilized by SYNAVANT. SYNAVANT's properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized. Set forth below is a summary of the properties that SYNAVANT leases from third parties:

Location	Approx. Area (in sq. feet)	Use	Expiration Date
Atlanta, Georgia	75,484	Headquarters/Distribution/ Sales/Support/Development	8/31/07
Sydney, Australia	14,530	Sales/Support	6/30/06
Wien, Austria	2,492	Sales/Support	12/31/02
Drogenbos, Belgium	37,319	Sales/Support/Development	6/30/09
Sao Paulo, Brazil	6,415	Sales/Support	8/31/03
Toronto, Ontario, Canada	27,364	Sales/Support	9/30/02
Ismaning, Germany	9,567	Sales/Support	2/28/03
Athens, Greece	3,552	Sales/Support	3/14/03
Istanbul, Turkey	915	Sales/Support	6/15/02
Naarden, Netherlands	11,377	Sales/Support	6/30/03
Singapore	700	Sales/Support	7/14/02
Madrid, Spain	16,200	Sales/Support	7/01/05
Lisbon, Portugal	6,100	Sales/Support	6/01/06
Tokyo, Japan	2,640	Sales/Support	12/31/02
Leatherhead, Surrey, United Kingdom	8,000	Sales/Support	5/12/02
Rugby, Warwickshire, United Kingdom	32,000	Sales/Support	11/30/02
Norcross, Georgia	56,884	Sales/Support	8/31/07
Fairview, New Jersey	195,184	Sales/Support/Distribution	3/31/03
Totowa, New Jersey	136,855	Distribution	1/31/11
Wayne, New Jersey	50,902	Sales/Support	2/28/12
Viroflay, France	13,885	Sales/Support	9/15/04
Milan, Italy	9,850	Sales/Support	8/31/05

ITEM 3. LEGAL PROCEEDINGS

        SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

        In addition, as discussed below, SYNAVANT is subject to certain other contingencies of which it is jointly and severally liable with IMS HEALTH. However, IMS HEALTH and SYNAVANT have agreed that SYNAVANT's share of such liabilities will not exceed $9.0 million, and IMS HEALTH has agreed to indemnify SYNAVANT for any liability it incurs in connection with such contingent liabilities in excess of such amount. In the event that IMS HEALTH does not fulfill such indemnification obligations, SYNAVANT could be liable for an amount in excess of $9.0 million in connection with such contingent liabilities. While it is highly unlikely, in the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition and results of operations. In addition, SYNAVANT and IMS HEALTH have agreed that SYNAVANT will not be required to make any payment in connection with this commitment until at least January 1, 2005.

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

        Set forth below is a description of the IRI Action:

        On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and I.M.S. International Inc. (a predecessor of IMS HEALTH) (the "IRI Action"). The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. This ruling is currently on appeal. Discovery is continuing in this matter.

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

	Closing Sales Price
	High	Low
Calendar Year 2000
Third Quarter (beginning September 1, 2000)	$9.688	$6.438
Fourth Quarter	$6.188	$3.375
Calendar Year 2001
First Quarter	$6.250	$4.250
Second Quarter	$7.150	$3.688
Third Quarter	$7.150	$2.120
Fourth Quarter	$4.000	$2.000
Calendar Year 2002
First Quarter (through March 1, 2002).	$4.297	$2.521

Stockholders

        As of March 1, 2002, there were 4,425 holders of record of our common stock.

Dividends

        We currently anticipate that we will retain all future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. In addition, our credit facility (See Item 7—Liquidity and Capital Resources Section) prohibits the payment of dividends without prior lender approval.

ITEM 6. SELECTED FINANCIAL DATA

        The following data are qualified in their entirety by the audited financial statements of SYNAVANT and other information contained elsewhere in this report. The financial data as of December 31, 2001, 2000 and 1999 and November 1998 and 1997, and for the years ended December 31, 2001, 2000 and 1999 and November 30, 1998 and 1997 and for the one month period ended December 31, 1998 have been derived from the audited financial statements of SYNAVANT. The historical financial information of SYNAVANT contained in this report is presented as if SYNAVANT were a separate entity for all periods presented. The following financial data should also be read in conjunction with, and is qualified in its entirety by, the information set forth under

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and SYNAVANT's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

					Years Ended and as of November 30,
	Years Ended and as of December 31,			Month Ended and as of December 31, 1998(1)
	2001	2000	1999		1998(2)	1997
	($ amounts in thousands, except per share data)
Income Statement Data:
Total Revenue	$180,531	$181,439	$200,557	$13,649	$149,005	$106,650
Net Income (Loss)	$(31,233)	$(138,648)	$(3,192)	$(1,415)	$(25,217)	$5,380
Earnings (Loss) Per Share of Common Stock—Basic and Diluted(3)	$(2.09)	$(9.32)	$(0.20)	$(0.09)	$(1.55)	$0.33
Balance Sheet Data:
Total Assets	$118,258	$156,499	$268,299	$290,686	$285,389	$85,021
Long-Term Debt	—	—	—	—	—	—

(1)
Effective in 1999, the operating units of SYNAVANT that had previously reported on a fiscal year ended November 30, revised their reporting period to conform with IMS HEALTH's (former parent company) fiscal year end of December 31. This revision of year-end was made to reflect the results of operations and financial position of operating units on a more timely basis, consistent with business performance, and to increase operating efficiency for consolidations and overall IMS HEALTH management purposes. The Company improved its internal financial systems and work processes so that it could more rapidly collect, consolidate and report worldwide information.

(2)
On June 24, 1998, Cognizant Corporation, the accounting predecessor of IMS HEALTH, acquired Walsh International, Inc. ("Walsh"). The acquisition was accounted for using the purchase method of accounting and, accordingly, operating results for Walsh are included in the combined financial statements of SYNAVANT from the date of acquisition.

(3)
Basic earnings per share are calculated by dividing net income (loss) by the weighted average common shares of SYNAVANT. Diluted earnings per share are calculated by dividing net income by dilutive potential common shares and weighted average common shares of SYNAVANT. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all SYNAVANT employee options are used to repurchase SYNAVANT Common Stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the options. For periods in which the Company has recorded a loss, potentially dilutive common shares are not included in the calculation of dilutive loss per share as to do so would be anti-dilutive.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Form 10-K are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: risks associated with competition from other providers of customer relationship management solutions; customer decisions favoring competitor products, solutions and/or services; the ability to obtain additional financing on satisfactory terms to meet future capital requirements; loss of key personnel; failure to introduce new or enhanced products in a timely manner; defects in our products and delays related to market adoption of our software; consolidation of the pharmaceutical industry; fluctuations in quarterly and/or annual operating results that may adversely affect the market price of our common stock; operating on a global basis; the ability to protect our intellectual property; product infringement claims; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; the ability to successfully maintain historic effective tax rates; and regulatory, legislative and enforcement initiatives. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading "Factors That May Affect Future Performance." The Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

        On August 31, 2000, SYNAVANT was spun off from IMS HEALTH, a provider of information solutions to the biopharmaceutical and healthcare industries. Pursuant to the spin-off, shares of SYNAVANT common stock were distributed to the shareholders of IMS HEALTH. This transaction was structured as a tax-free dividend to the stockholders of IMS HEALTH, who received one share of SYNAVANT common stock (together with the associated preferred share purchase right) for every 20 shares of IMS HEALTH common stock held as of the record date for the Distribution.

        This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

SIEBEL ALLIANCE

        On July 14, 2000, SYNAVANT entered into a strategic alliance (the "Alliance") with Siebel Systems Inc. ("Siebel"), a leading provider of eBusiness application software. Through the Alliance, the companies intended to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel's eBusiness software applications as part of a joint offering.

        As part of the Alliance, SYNAVANT and Siebel entered into: (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for SYNAVANT's internal use. Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel licensed software. Under the Agreement, SYNAVANT had the right to distribute Siebel software products to companies in the life sciences industry (e.g., pharmaceutical, biotechnology and healthcare companies) worldwide in conjunction with SYNAVANT's own proprietary software and services. As part of the arrangement, Siebel and SYNAVANT shared in the fees generated from the licensing of the Siebel software when contracted by SYNAVANT as part of a joint offering. The Alliance Agreement has been superceded by a new Siebel Alliance Program Master Agreement ("the Revised Alliance Agreement") entered into by SYNAVANT and Siebel on December 31, 2001.

        Under the Revised Alliance, SYNAVANT and Siebel have agreed to terminate the Reseller Agreement, revise the Alliance Agreement and to continue the license of certain Siebel software for SYNAVANT's internal use. In addition to terminating the Reseller Agreement, the Revised Alliance also results in the following:

  •
  SYNAVANT is designated as a "Strategic Consulting Partner";

  •
  Siebel no longer shares in revenue associated with the sale of SYNAVANT software licenses;

  •
  SYNAVANT no longer has restrictions on its product development, including Cornerstone and Premiere;

  •
  SYNAVANT is no longer required to exclusively support Siebel software; and

  •
  SYNAVANT is able to support a broader product set including Siebel eMedical, eClinical as well as Employee Relationship Management ("ERM").

        A chief difference between this new partner status and the previous one is that SYNAVANT is no longer a Siebel Value Added Reseller ("VAR") and therefore no longer sells Siebel licenses. This eliminates any channel conflict for license sales, allowing SYNAVANT to concentrate on delivering its core competencies of consulting, implementation and support services for Siebel technology in a manner that achieves high value. Another important benefit of this new partner status is that SYNAVANT has additional rights to implement and support Siebel's eMedical, eClinical and ERM applications, providing a broader revenue opportunity from the life sciences area.

ASSET IMPAIRMENT

        In connection with the original Siebel Alliance, SYNAVANT significantly modified its development priorities and discontinued the one remaining Walsh project. As a result of the Siebel Alliance and the Distribution, the Company assessed the value of Computer Software assets during the third quarter of 2000 and as a result accelerated amortization of $14.6 million was recorded in the period ended September 30, 2000. The remaining value of Computer Software assets is being amortized over 3 years. In addition, SYNAVANT assessed the value of Goodwill (which included the Goodwill from the Walsh Acquisition) during the third quarter of 2000. Based on this assessment, an impairment charge of $100.9 million was recorded in the period ended September 30, 2000. See Note 2 of the Consolidated Financial Statements for further discussion. The Company reduced the remaining period of amortization of goodwill to its revised estimated useful life of 5 years, which corresponded to the remaining term of the agreement with Siebel. However, in connection with SFAS 142 (See Note 1 of the Consolidated Financial Statements) the Company will no longer amortize goodwill, but test the goodwill balance for impairment on each balance sheet date and consequently take an impairment charge to reduce the goodwill balance if appropriate.

CRITICAL ACCOUNTING POLICIES

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, restructuring costs, and litigation.

        Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

        The Company has identified the significant estimates and judgments below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these significant estimates and judgments and our accounting policies, also see Note 1 of the Consolidated Financial Statements.

        Revenue recognition.    The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license fees, related maintenance and software service fees, database and information services, and interactive marketing programs. Deferred revenue consists of maintenance billings due in advance of service periods, and other software and project billings for which services have not yet been completed. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and 101B, and AICPA Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", as amended by SOP Nos. 98-4 and 98-9.

        In cases where services to be provided are not essential to the functionality of the software, the Company has sufficient vendor specific objective evidence ("VSOE") of fair value of the elements to recognize the revenue separately. The Company has determined the VSOE of its software license fee based on the consistent per user license fee charged to its customers. The VSOE of the software service element is based on the price of the software services when sold separately. The Company accounts for the maintenance and support element separately using VSOE, which is determined based on the customer renewal fees for such services.

        The Company's software services derives a portion of its revenue from contracts recorded using the percentage of completion method of accounting based on labor input measures, which require the accurate estimation of the cost, scope and duration of each engagement. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future software service margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        Allowance for uncollectible accounts.    Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured. Over time management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The Company provides specific amounts for known individual accounts which have deterioriated and general amounts for changes that are indicators of future deterioration. The accounts receivable balance was $39.6 million, net of allowance for uncollectible accounts receivable of $1.9 million as of December 31, 2001. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Goodwill and other intangible assets.    Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management consider important, which could trigger an impairment review include, but are not limited to, the following:

  •
  Significant decrease in the market value of an asset;

  •
  Significant changes in our use of the acquired assets or the strategy for our overall business;

  •
  Significant adverse change in legal factors or negative industry or economic trends;

  •
  Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset;

  •
  Significant decline in the Company's stock price for a sustained period; and

  •
  Our market capitalization relative to net book value.

        When the Company determines that the carrying value of long-lived assets, intangibles and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying amount of such assets. The impairment loss, if applicable, is then calculated based on the fair value or the sum of the discounted cash flows compared to the carrying value. The discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. See the "Asset Impairment" section of "Management's Discussion and Analysis and Results of Operations" for discussion of impairments recorded during 2000. Net intangible assets, long-lived assets and goodwill amounted to $60.8 million as of December 31, 2001.

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" becomes effective January 1, 2002, and as a result, we will cease to amortize the remaining $41.2 million of goodwill. The Company recorded approximately $11.7 million of goodwill amortization during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and a periodic impairment review thereafter. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This amortization is based on the estimated useful lives of the underlying acquired business or underlying assets. The Company is currently assessing the impact of these pronouncements and does not expect them to have a material impact on its results of operations and financial condition.

        Income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2001 is $2.3 million, net of a valuation allowance of $13.5 million. The Company has recorded the valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial condition and results of operations.

        The Company also records a reserve for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes SYNAVANT has appropriately accrued for tax exposures. If the Company prevails in a matter for which an accrual has been established or is required to pay an amount exceeding its reserves, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial condition and results of operations.

        Restructuring costs.    The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs. Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit- worthiness of subleases and our success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

        Legal contingencies.    The Company is currently involved in certain legal proceedings as disclosed in Item 3 "Legal Proceedings". Management has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will materially affect SYNAVANT's financial position, although no assurance can be given as to the ultimate outcome of any such proceedings.

        The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

REVENUE

        Total revenues for the year ended December 31, 2001 declined by less than 1.0% to $180.5 million from $181.4 million for the year ended December 31, 2000. This decline was primarily due to the impact of currency fluctuations, the divestiture of EMRON and lower Interactive Marketing revenues, offset by higher Software Fees and Software Services revenue. Excluding the impact of a stronger U.S. Dollar, revenues increased by 1.8%. EMRON, an operating unit of the Interactive Marketing segment, was divested during the fourth quarter 2000.

        SOFTWARE FEES. Software Fees increased to $11.8 million for the year ended December 31, 2001 from $7.7 million for the year ended December 31, 2000, an increase of $4.1 million and 53.2%. The increase in Software Fees is primarily due to customer sales representative expansions in North America and revenue from initial Siebel implementations. Excluding the impact of a stronger U.S. Dollar, Software Fees revenue increased by 55.8%.

        SOFTWARE SERVICES.    Software Services revenue increased to $90.0 million for the year ended December 31, 2001 from $87.5 million for the year ended December 31, 2000, an increase of $2.5 million and 2.9%. The increase in revenue from Software Services is principally due to implementation fees that were driven by increased license sales and other custom project work on legacy customer systems. Excluding the impact of a stronger U.S. Dollar, Software Services revenue increased by 4.4%.

        INTERACTIVE MARKETING.    Interactive Marketing revenue declined to $78.7 million for the year ended December 31, 2001 from $86.2 million for the year ended December 31, 2000, a decline of $7.5 million and 8.7%. The decline in revenue from Interactive Marketing is primarily due to the divestiture of EMRON, the impact of a stronger U.S. dollar, a decline in postage rebills and lower volumes in the UK and Australia, partially offset by the inclusion of Pharbase license revenue from IMS HEALTH in 2001. Excluding the impact of the EMRON divestiture in 2000, a stronger U.S. Dollar, and the inclusion of Pharbase revenue on a consistent basis, Interactive Marketing revenue on the adjusted basis declined by only 2.5%.

OPERATING COSTS

        COST OF SOFTWARE FEES.    Cost of Software Fees for the year ended December 31, 2001 was $5.9 million, compared to $8.8 million for the year ended December 31, 2000, which included accelerated amortization of impaired software of $5.4 million (See discussion of Siebel in "Overview" and Note 2 of the Consolidated Financial Statements). Excluding the accelerated amortization, the increase in Cost of Software Fees is principally due to increases in third party royalty costs related to higher Software Fee revenue.

        COST OF SOFTWARE SERVICES.    Cost of Software Services increased to $67.3 million for the year ended December 31, 2001, from $61.1 million for the year ended December 31, 2000, an increase of $6.2 million. The increase in Cost of Software Services is primarily due to spending in the U.S. and Europe to improve customer support levels, spending in Europe and Japan to position the Company for future growth in selected markets, costs associated with mobilizing the organization to begin implementing and supporting the SYNAVANT solution with technology from Siebel and increased hardware and software rebills. The improvement to customer support levels in the U.S. included duplicate costs incurred in the fourth quarter of 2001 as the Company moved Help Desk support in-house from being outsourced to a third party.

        COST OF INTERACTIVE MARKETING.    Cost of Interactive Marketing revenue declined 11.5% to $64.5 million for the year ended December 31, 2001, from $72.9 million for the year ended December 31, 2000. The decline in the Cost of Interactive Marketing is primarily driven by the decline in Interactive Marketing revenue which declined by 8.7%. A portion of the revenue decline relates to postage costs which are passed through to customers in connection with marketing programs.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT.    Research and Development expenses declined by 31.7% to $8.6 million for the year ended December 31, 2001 from $12.6 million for the year ended December 31, 2000. The decline in research and development costs is principally attributable to a change in development priorities that were driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel alliance in July 2000. Although the Company has reinstated its rights to continue development of its legacy products through the Revised Siebel Agreement signed in December 2001, the Company expects development efforts in the future will continue to be focused on the development of applications that are proprietary to SYNAVANT but that are compatible with the Siebel technology.

        SELLING AND ADMINISTRATIVE.    Selling and Administrative expenses increased by 4.6% to $34.2 million for the year ended December 31, 2001 from $32.7 million for the year ended December 31, 2000. The increase in Selling and Administrative expenses is principally due to higher costs associated with running an independent public company.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization for the year ended December 31, 2001 was $21.5 million, compared to $135.0 million in 2000, which included an impairment charge of $110.1 million (See discussion of Siebel in "Overview" and Note 2 of the Consolidated Financial Statements). Excluding this charge, depreciation and amortization declined by $3.4 million as compared to the year ended December 31, 2000 as the amortizable asset bases decreased as a result of the impairment charge during 2000.

OPERATING LOSS

        OPERATING LOSS.    Operating loss decreased to $30.1 million for the year ended December 31, 2001 compared with an Operating loss of $143.8 million for the year ended December 31, 2000. The $113.7 million decrease in operating loss is primarily due to the absence of $115.5 million of Software and Goodwill impairment charges taken in 2000 and reduced Research and Development costs, partially offset by $7.5 million of restructuring charges in 2001.

RESTRUCTURING

        On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. This action resulted in a reduction in personnel by approximately 6% to 8% worldwide. The Company completed the first two steps in the restructuring process, resulting in the elimination of 100 positions which is reflected in the charge of $7.5 million for 2001. These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $7.5 million charge, $2.6 million was paid during 2001, with the remainder expected to be paid within the next twelve to twenty-four months. These initiatives are expected to generate savings of between $6.5 million and $7.5 million on an annual basis.

        The Company is currently considering additional restructuring initiatives, primarily related to real estate actions, that could take effect in 2002. The estimated charge of these additional actions, if executed, would be between $2.5 million and $4.5 million, which would bring total restructuring charges to between $10 million and $12 million. These proposed actions, not yet executed, would be expected to generate savings of between $0.5 million and $1.5 million, bringing the total annual savings to between $7.0 million and $9.0 million.

TAXES

        The Company's consolidated tax provision, calculated on a separate-company basis, was $0.5 million for the year ended December 31, 2001, compared with a benefit of $6.4 million for the year ended December 31, 2000. The Company's effective tax rate is different than the U.S. federal statutory tax rate, principally due to the goodwill amortization resulting from the acquisition of Walsh and certain foreign losses, which are not deductible for tax purposes. The Company recorded a tax benefit in 2000 as deferred tax assets were utilized to offset existing deferred tax liabilities. As of December 31, 2001, the Company maintains a net deferred tax liability position, primarily as a result of temporary differences related to computer software.

RESULTS BY GEOGRAPHIC SEGMENT:

        THE AMERICAS.    Revenue for the year ended December 31, 2001 was $107.3 million compared with $105.9 million for the year ended December 31, 2000. The increase was due to increased Software Fees and the related implementation Software Services generated from customer sales representative expansions in North America, partially offset by lower volumes in Interactive Marketing and the divesture of EMRON. The operating loss for the year ended December 31, 2001 was $31.4 million compared to an operating loss of $139.6 million for the year ended December 31, 2000 due to the absence of the accelerated amortization on Computer Software and the Goodwill impairment recorded in the third quarter of 2000 associated with the Siebel Alliance and the Distribution and lower Interactive Marketing revenues, partially offset by increased Software Fees and Software Services revenue.

        EUROPE.    Revenue for the year ended December 31, 2001 was $57.3 million compared with $57.2 million for the year ended December 31, 2000. The revenue increase was offset by the impact of a stronger U.S. Dollar. The operating income for the year ended December 31, 2001 was $1.5 million compared to an operating loss of $4.3 million for the year ended December 31, 2000. The improvement in operating income is primarily due to the absence of accelerated amortization on the Goodwill impairment recorded in the third quarter of 2000 associated with the Siebel Alliance and the Distribution.

        ASIA PACIFIC.    Revenue for the year ended December 31, 2001 declined to $16.0 million compared to $18.4 million for the year ended December 31, 2000. The $2.4 million decline was attributable to declines in Interactive Marketing revenue in Australia, partially offset by revenue growth in Japan. Operating income declined from $0.1 million to a loss of $0.2 million for the year ended December 31, 2001.

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

REVENUE

        Total revenues for the year ended December 31, 2000 declined by 10% to $181.4 million from $200.6 million for the year ended December 31, 1999. This decline was primarily due to lower Interactive Marketing revenues, lower Software Fees, and the impact of currency. Excluding the impact of a stronger U.S. Dollar, revenues declined by 5%.

        SOFTWARE FEES.    Software Fees declined to $7.7 million for the year ended December 31, 2000 from $12.6 million for the year ended December 31, 1999, a decline of $4.9 million and 39%. The decline in Software Fees is primarily due to delays in customer purchase decisions during the first half of the year and the impact of the transition to the SYNAVANT/Siebel solution offerings during the second half of the year. Excluding the impact of a stronger U.S. Dollar, Software Fees revenue declined 34%.

        SOFTWARE SERVICES.    Software Services revenue declined to $87.5 million for the year ended December 31, 2000 from $91.3 million for the year ended December 31, 1999, a decline of $3.8 million and 4%. The decline in revenue from Software Services is principally due to the impact of currency, lower implementation fees that were driven by lower license sales and the conversion of certain term contracts to license contracts in Europe during the fourth quarter 1999, which resulted in lower ongoing revenues, offset by growth in maintenance and other support services revenue. Software Services revenue was essentially unchanged after excluding the impact of a stronger U.S. Dollar.

        INTERACTIVE MARKETING.    Interactive Marketing revenue declined to $86.2 million for the year ended December 31, 2000 from $96.6 million for the year ended December 31, 1999, a decline of $10.4 million and 11%. The decline in revenue from Interactive Marketing is primarily due to lower volumes in the US and Australia where overall promotional activity slowed in 2000 and the impact of a stronger U.S. dollar. Excluding the impact of a stronger U.S. Dollar, Interactive Marketing revenue declined by 6%.

OPERATING COSTS

        COST OF SOFTWARE FEES.    Cost of Software Fees increased to $8.8 million for the year ended December 31, 2000, from $3.1 million for the year ended December 31, 1999, an increase of $5.7 million. Of this 182% increase, $5.4 million relates to the accelerated amortization of impaired software (See discussion of Siebel in "Overview" and Note 2 of the Consolidated Financial Statements). Excluding the accelerated amortization, the increase in Cost of Software Fees is principally due to increases in certain third party royalty costs. The Company expects these costs to increase in the future as a result of the Reseller Agreement with Siebel.

        COST OF SOFTWARE SERVICES.    Cost of Software Services increased to $61.1 million for the year ended December 31, 2000, from $39.3 million for the year ended December 31, 1999, an increase of $21.8 million. The increase in Cost of Software Services is primarily due to spending in the US and Europe to improve customer support levels, spending in Europe and Japan to position the Company for future growth in selected markets, and costs associated with mobilizing the organization to begin implementing and supporting the new SYNAVANT solution with technology from Siebel. The Company expects these costs to increase in the future as a result of the Reseller Agreement.

        COST OF INTERACTIVE MARKETING.    Cost of Interactive Marketing revenue declined 8% to $72.9 million for the year ended December 31, 2000, from $79.3 million for the year ended December 31, 1999. The decline in the Cost of Interactive Marketing is primarily driven by the decline in Interactive Marketing revenue which declined by 11%.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT.    Research and Development expenses declined by 5% to $12.6 million for the year ended December 31, 2000 from $13.2 million for the year ended December 31, 1999. The decline in research and development costs is principally attributable to a change in development priorities that were driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel alliance in July 2000. These reductions were partially offset by higher spending during the first half of the year on a new generation of Software products that were to have replaced the existing PremiereSM and Cornerstone™ products. Development efforts in the future will be focused on the development of applications that are proprietary to SYNAVANT but that are compatible with the Siebel technology.

        SELLING AND ADMINISTRATIVE.    Selling and Administrative expenses declined by 3% to $32.7 million for the year ended December 31, 2000 from $33.6 million for the year ended December 31, 1999. The decline in Selling and Administrative expenses is principally due to general cost containment actions and the impact of actions that were taken during 1999 to minimize overhead from the acquisition of Walsh.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization for the year ended December 31, 2000 was $135.0 million, which included an impairment charge of $110.1 million. Excluding this charge, depreciation and amortization declined slightly compared to the year ended December 31, 1999.

OPERATING LOSS

        OPERATING LOSS.    Operating loss increased to $143.8 million for the year ended December 31, 2000 compared with Operating Income of $3.6 million for the year ended December 31, 1999. The $147.3 million decrease in operating profit is primarily due to $115.5 million of one-time Software and Goodwill charges, lower revenues, higher operating costs, and $2.2 million of spin-off related costs.

TAXES

        The Company's consolidated tax provision, calculated on a separate-company basis, was a benefit of $6.4 million for the year ended December 31, 2000, compared with a provision of $6.5 million for the year ended December 31, 1999. The Company's effective tax rate is different than the U.S. federal statutory tax rate, principally due to the goodwill amortization resulting from the acquisition of Walsh and certain foreign losses, which are not deductible for tax purposes. The Company recorded a tax benefit in 2000 as a result of generating domestic deferred tax assets in 2000 that offset existing domestic deferred tax liabilities. As of December 31, 2000, the Company ended up with a net deferred tax asset position (primarily as a result of net operating losses). The Company has recorded a valuation allowance against the entire amount of this net deferred tax asset.

RESULTS BY GEOGRAPHIC SEGMENT:

        THE AMERICAS.    Revenue for the year ended December 31, 2000 was $105.9 million compared with $111.5 million for the year ended December 31, 1999. The decline was largely due to lower volumes in Interactive Marketing and lower license sales as a result of the Siebel alliance. The operating loss for the year ended December 31, 2000 was $139.6 million compared to an operating loss of $13.2 million for the year ended December 31, 1999 due primarily to the impact of the accelerated amortization on Computer Software and the Goodwill impairment recorded in the third quarter of 2000 associated with the Siebel alliance and the Distribution, lower Interactive Marketing and Software License revenues, and higher Cost of Software Services.

        EUROPE.    Revenue for the year ended December 31, 2000 was $57.2 million compared with $67.3 million for the year ended December 31, 1999. The decline was largely driven by lower license sales as a result of the Siebel alliance, the conversion of certain term contracts to license contracts during the fourth quarter 1999, which resulted in lower ongoing revenues and the impact of a stronger U.S. Dollar. The operating loss for the year ended December 31, 2000 was $4.3 million compared to operating income of $15.8 million for the year ended December 31, 1999 due to lower revenues and higher operating and selling and administrative expenses incurred due to the impact of the Siebel alliance, increased competition and market pressures.

        ASIA PACIFIC.    Revenue for the year ended December 31, 2000 declined to $18.4 million compared to $21.7 million for the year ended December 31, 1999. The $3.3 million decline was attributable to the decline in Australia in Interactive Marketing, partially offset by revenue growth in Japan. Operating income declined to $0.1 million from $1.0 million for the year ended December 31, 1999.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data) (unaudited)
2001
Revenues	$44,078	$46,673	$40,746	$49,034
Gross margin	$9,793	$9,782	$9,565	$13,700
Net loss	$(9,647)	$(6,214)	$(12,445)	$(2,927)
Basic and diluted loss per share	$(0.65)	$(0.42)	$(0.83)	$(0.19)
2000
Revenues	$46,188	$47,020	$42,697	$45,534
Gross margin	$11,960	$12,794	$3,602	$10,316
Net loss	$(8,584)	$(1,935)	$(118,834)	$(9,295)
Basic and diluted loss per share	$(0.57)	$(0.13)	$(8.02)	$(0.63)

LIQUIDITY AND CAPITAL RESOURCES

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

        On April 27, 2001, SYNAVANT Inc. entered into the Foothill Facility, which has a term of five years with a maximum credit line of $20 million. The available line is determined based on a percentage of the eligible accounts receivable in the U.S., and typically fluctuates between $5 million and $10 million. Any borrowing against the line will be at a rate of Prime plus 100 basis points. The Company is required to maintain certain financial covenants relating to earnings, net worth and capital expenditures. The Company has met these financial covenants for 2001. As of December 31, 2001, the Company has not required the use of the Foothill Facility. The Company filed a Form 8-K on May 8, 2001 related to the Foothill Facility.

        Concurrent with the Foothill Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 14 of the Consolidated Financial Statements) until January 1, 2005. In addition, SYNAVANT and IMS HEALTH also agreed in principal to resolutions on other outstanding matters in connection with the Distribution relating to the Company's cash balances at the time of the Distribution, the transfer of the Company's Scriptrac businesses in Canada and Australia to IMS HEALTH, the transfer of IMS HEALTH's Call Reporting businesses in Latin America to the Company and the formalization of real estate leases between the Company and IMS HEALTH. The resolution of these matters did not result in any additional charge to the Company's Statement of Operations.

        We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under our credit facility, and cash flow from operations. If our expectations change due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated.

USES OF LIQUIDITY

        Our cash requirements through the end of 2002 are primarily to fund working capital requirements, capital expenditures, research and development, workforce reductions and restructuring activities. The Company's contractual obligations and commitments are as follows:

December 31, 2001
Current obligations:
Operating lease commitments	$10,000
Capital lease commitments	250
Restructuring commitments	4,716
Long term obligations:
Operating lease commitments	39,523
Capital lease commitments	550
Distribution liability due to former parent	9,000
Restructuring commitments	100

Total contractual obligations	$64,139

        For further discussion of the above contractual obligations and commitments, refer to Notes 7, 10 and 11 of the Consolidated Financial Statements. The following provides additional information related to our uses of liquidity:

        Working Capital Requirements.    The Company is projecting revenue growth rates in 2002 of 3% to 5% excluding the impact of foreign currency fluctuations. This expansion will require some use of working capital to fund accounts receivable and costs associated with work performed on behalf of customers in advance of receiving payments from customers. The actual rate of growth will determine the amount of working capital required.

        Capital Expenditures.    The Company incurs capital expenditures as part of the normal course of business to replenish computer and office equipment that no longer meets minimal acceptable performance requirements or has become obsolete. In addition, the Company expects to incur capital expenditures in 2002 associated with the relocation of certain facilities in the U.S. and the U.K., as well as the acquisition of assets required to re-tool our productions areas to more effectively support customers that utilize software products from Siebel.

        Workforce Reductions and Restructuring.    The Company has taken restructuring actions in 2001 that have created liabilities that will be settled in 2002 and 2003. The expenditures in 2002 that will relate to actions taken in 2001 are expected to total $4.7 million. In addition, the Company is attempting to rationalize its real estate assets in the U.S., which could result in additional charges and additional payments in 2002. It is currently uncertain whether these additional real estate transactions will occur.

        In addition to these short term cash requirements, the Company has a significant cash requirement in 2005 related to the Distribution Liabilities (See Note 10 of the Consolidated Financial Statements) that could significantly impact the company's cash position. The Company currently expects this liability to be $9.0 million and is due on January 1, 2005.

CASH FLOWS

        Net cash used in operating activities totaled $8.9 million for the year ended December 31, 2001 compared with net cash provided by operating activities of $5.7 million for the year ended December 31, 2000. The decline of $14.6 million primarily reflects higher General and Administrative costs in 2001 associated with being an independent public company, restructuring payments made during the year and the absence of certain customer prepayments in 2001.

        Net cash used in investing activities totaled $0.9 million for the year ended December 31, 2001 compared with $9.6 million for the year ended December 31, 2000. The decline in cash usage of $8.7 million was primarily due to lower spending on software development as a result of the Siebel Alliance and cash proceeds from the sale of marketable securities during 2001.

        Net cash used in financing activities totaled $0.3 million for the year ended December 31, 2001 compared with net cash provided of $19.9 million for the year ended December 31, 2000. The decrease was primarily due to the absence of cash contributions received from IMS HEALTH through the Distribution Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NON-U.S. OPERATING AND MONETARY ASSETS

        SYNAVANT operates globally, deriving 43.7%, 45.2% and 48.1% of its revenues in 2001, 2000 and 1999, respectively, from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results.

        Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally those of the Euro, the Pound Sterling and the Australian dollar. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to stockholders' equity. The effect of exchange rate changes during the year ended December 31, 2001 decreased the U.S. dollar amount of cash and cash equivalents by $0.2 million.

MARKET RISK

        SYNAVANT's primary market risk is the impact of foreign exchange fluctuations on non-functional currency assets and liabilities.

        SYNAVANT engages in limited hedging arrangements to protect against currency fluctuations for specific transactions it intends to convert to US dollars.

        It is the Company's policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. Foreign currency transactions are not entered into for investment or speculative purposes.

        SYNAVANT held no hedging instruments as of December 31, 2001 and 2000. While SYNAVANT was a part of IMS HEALTH, SYNAVANT engaged in hedging. The fair value of IMS HEALTH's hedging instruments related to SYNAVANT was $4.8 million at December 31, 1999. Prior to the spin, the Company assessed its market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measured the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were forward foreign currency contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of nondollar-related instruments, the currency being purchased, was $0.2 million at December 31, 1999. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SYNAVANT Inc.

Index to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors of SYNAVANT Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SYNAVANT Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
February 15, 2002

SYNAVANT Inc.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except share and per share data

	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,578	$19,768
Accounts receivable—net	39,574	44,376
Other receivables	209	2,467
Other current assets	6,113	6,008

TOTAL CURRENT ASSETS	55,474	72,619
Property, plant and equipment—net	11,210	13,633
Computer software—net	7,410	13,030
Goodwill—net	41,156	52,891
Long term notes receivable	1,000	2,500
Other assets	2,008	1,826

TOTAL LONG TERM ASSETS	62,784	83,880

TOTAL ASSETS	$118,258	$156,499

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,557	$11,580
Accrued restructuring	4,816	—
Accrued and other current liabilities	11,248	15,852
Accrued income taxes	1,885	3,970
Deferred revenue	8,388	13,182

TOTAL CURRENT LIABILITIES	37,894	44,584

Deferred taxes	421	428
Accrued distribution liability due to former parent	9,000	9,000
Other liabilities	793	282

TOTAL LIABILITIES	48,108	$54,294

Commitments and contingencies
Minority interest	—	613
STOCKHOLDERS' EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,059,684 and 14,861,599 shares outstanding at December 31, 2001 and 2000, respectively	150	148
Additional paid-in-capital	112,980	112,751
Retained deficit	(40,311)	(9,674)
Accumulated other comprehensive loss	(2,669)	(1,633)

TOTAL STOCKHOLDERS' EQUITY	$70,150	$101,592

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,258	$156,499

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except share and per share data

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
REVENUES
Software fees	$11,832	$7,746	$12,628
Software services	89,988	87,474	91,308
Interactive marketing	78,711	86,219	96,621

TOTAL REVENUES	180,531	181,439	200,557

OPERATING COSTS
Software fees	5,890	8,766	3,107
Software services	67,260	61,122	39,258
Interactive marketing	64,541	72,879	79,304

TOTAL OPERATING COSTS	137,691	142,767	121,669

Research and development	8,569	12,556	13,173
Selling and administrative expenses	34,171	32,667	33,570
Restructuring costs	7,456	—	—
Depreciation and amortization	21,461	135,041	25,826
Year 2000 costs	—	—	2,769
Spin related costs	1,289	2,161	—

OPERATING INCOME (LOSS)	(30,106)	(143,753)	3,550

Other expense, net	(605)	(1,305)	(270)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(30,711)	(145,058)	3,280

Income tax (provision) benefit	(522)	6,410	(6,472)

NET LOSS	(31,233)	(138,648)	(3,192)

Net loss per share of common stock: basic and diluted	$(2.09)	$(9.32)	$(0.20)
Weighted average shares outstanding: basic and diluted	14,934,731	14,875,675	15,599,650

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	December 31, 2001	December 31, 2000	December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(31,233)	$(138,648)	$(3,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,461	135,041	25,826
Amortization of capitalized computer software	2,068	7,364	2,014
Loss on sale of marketable equity securities	913	—	—
Restructuring expense	7,456	—	—
Restructuring payments	(2,640)	—	—
Deferred income taxes	(9)	(6,148)	(870)
Changes in operating assets and liabilities:
Accounts receivable	3,630	1,599	4,031
Accounts payable	141	2,904	266
Accrued and other liabilities	(2,360)	(1,139)	(5,484)
Accrued income taxes	(2,065)	174	512
Deferred revenue	(4,492)	7,013	(12,920)
Other	(1,753)	(2,480)	(739)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(8,883)	5,680	9,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,956)	(4,240)	(5,371)
Additions to computer software	(685)	(6,496)	(6,130)
Sale of marketable equity securities	3,084	—	—
Payments for acquisition of business, net of cash acquired	—	—	(312)
Acquisition and integration payments	—	—	(4,123)
Other	(309)	1,141	174

NET CASH USED IN INVESTING ACTIVITIES	(866)	(9,595)	(15,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred loan fees	(195)	—	—
Payments for capital leases	(93)	—	—
Net transfers from/(to) IMS HEALTH	—	19,945	7,433

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(288)	19,945	7,433

Effect of exchange rate changes on cash and cash equivalents	(153)	274	(57)
Increase (Decrease) in cash and cash equivalents	(10,190)	16,304	1,058
Cash and cash equivalents, beginning of period	19,768	3,464	2,406

Cash and cash equivalents, end of period	$9,578	$19,768	$3,464

Supplemental disclosure of cash flow information:

Excluded from the 2001 and 2000 Consolidated Statements of Cash Flows are certain non-cash asset and liability transfers in accordance with the distribution agreement totaling approximately $0.3 million and $15.3 million, respectively, which are recorded in Additional paid-in capital (See Note 14).

Non-cash financing activities in 2001 include capital leases of $0.8 million and non-cash investing activities in 1999 include the acquisition of Walsh International, Inc. for Cognizant common stock and options.

Cash payments for foreign, state and local income taxes were $2.7 million, $4.3 million and $4.7 million for the years ended December 31, 2001 and 2000, 1999, respectively. See accompanying Notes to the Consolidated Financial Statements.SYNAVANT Inc.

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

Dollar amounts in thousands

		Common Stock
	Divisional Equity	Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 1998	$217,559	—	$—	$—	$—	$721	$218,280
Net loss	(3,192)						(3,192)
Net transfer from IMS HEALTH	7,433						7,433
Effect of foreign currency translation						(1,677)	(1,677)

Balance, December 31, 1999	221,800	—	—	—	—	(956)	220,844
Net transfer from IMS HEALTH	19,945						19,945
Net loss prior to Spin	(128,974)						(128,974)
Effect of Spin from IMS HEALTH	(112,771)	14,832	148	112,623			—
Effect of foreign currency translation						1,260	1,260
Unrealized loss on securities available for sale						(1,937)	(1,937)
Issuance of common stock		30	—	128			128
Net loss subsequent to Spin					(9,674)		(9,674)

Balance, December 31, 2000	—	14,862	148	112,751	(9,674)	(1,633)	101,592
Net loss					(31,233)		(31,233)
Effect of Spin from IMS HEALTH				(290)	596		306
Effect of foreign currency translation						(2,973)	(2,973)
Unrealized loss on securities available for sale						1,937	1,937
Issuance of common stock		198	2	519			521

Balance, December 31, 2001	$—	15,060	$150	$112,980	$(40,311)	$(2,669)	$70,150

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization.    On August 31, 2000, IMS HEALTH INCORPORATED ("IMS HEALTH") completed the spin off of SYNAVANT Inc. ("SYNAVANT or the "Company") to its stockholders (the "Distribution" or "Spin"). As a result of the Spin, SYNAVANT became a separate legal entity. The Company serves the biopharmaceutical and healthcare industries by implementing and supporting pharmaceutical-specific customer relationship management (CRM) solutions, developing interactive marketing programs and medical professional databases and offering strategic consulting services that support clinical research, sales and marketing decision-making and program implementation. SYNAVANT is composed of the automated sales and marketing support businesses which were formerly part of IMS HEALTH, which operated under the name of IMS HEALTH Strategic Technologies, Inc. ("ST"); certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's interactive and direct marketing businesses, including the business of Clark-O'Neill, Inc. ("Clark O'Neill"), formerly a wholly owned subsidiary of IMS HEALTH; and a 51% interest in Permail Pty., Ltd. ("Permail"). Shares of SYNAVANT were distributed to shareholders of IMS HEALTH following the conveyance of assets and stock of entities comprising the SYNAVANT business into SYNAVANT Inc., a Delaware corporation. In connection with the Spin, the Company and IMS HEALTH entered into a Distribution Agreement dated August 31, 2000 that described certain matters related to the transaction (See Note 14 of the Consolidated Financial Statements).

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

        Property and Equipment.    Buildings and equipment are depreciated over their estimated useful lives of 40 and 3 to 5 years, respectively, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of operating results.

        Computer Software.    Direct costs incurred in the development of computer software are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred and are included in Research and Development in the consolidated Statements of Operations. Research and development expense totaled $8.6 million, $12.6 million, and $13.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capitalization ceases and amortization starts when the product is available for general release to customers. Computer Software costs for developed software are being amortized, on a product-by-product basis, over three years. Annual amortization is equal to capitalized computer software costs times the greater of (a) the ratio of a product's current gross revenues to the total of current and expected gross revenues or (b) one-third.

        Goodwill.    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses acquired and has been amortized on a straight-line basis over five years (subsequent to the Distribution) through December 31, 2001. However, in accordance with SFAS 142 (See Note 1), the Company will no longer amortize goodwill but will continue to assess the recoverability of goodwill at each balance sheet date and record an impairment loss if applicable. Prior to the Distribution, Goodwill was being amortized over 5 to 40 years (See Note 2). Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company reviews the recoverability of goodwill, not identified with impaired long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill and recognizes any impairment on the basis of such comparison. The impairment loss, if applicable, is then calculated based on the sum of the discounted cash flows compared to the carrying value. The recognition and measurement of goodwill impairment is assessed at the business unit level or on an enterprise-wide basis, as applicable.

        Other Long-Lived Assets.    In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Company reviews long-lived assets and certain identifiable intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying amount of such assets. The impairment loss, if applicable, is then calculated based on the sum of the discounted cash flows compared to the carrying value. Accordingly, the Company recognizes impairment losses on long-lived assets in the period in which the review is performed.

        Revenue Recognition.    The Company recognizes software license fee revenue in accordance with AICPA Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). The Company generally sells its software licenses under multiple element arrangements together with services. These arrangements include instances where services are essential to the functionality of the software and instances where they are not. In cases where services to be provided are not essential to the functionality of the software, the Company has sufficient vendor specific objective evidence of fair value ("VSOE") of the elements to recognize the revenue separately. The Company has determined the VSOE of its software license fee based on the consistent per user license fee charged to its customers. The VSOE of the software service element is based on the price of the software services when sold separately. The Company accounts for the maintenance and support element separately using VSOE, which is determined based on the customer renewal fees for such services. The Company recognizes the software license fees under this type of arrangement upon delivery. Additionally, software license revenue is recognized upon delivery when a customer purchases additional licenses and the Company's system has been installed at the customer's site. The Company does not recognize any license fees unless the product has been delivered, persuasive evidence of an arrangement exists, the license fee amount is fixed and determinable and collectability is probable. Where services are considered essential to the functionality of the software, the Company recognizes software license fee and services revenue over the service period using the percentage of completion method based on labor inputs. The service period commences subsequent to execution of a license agreement and ends when the product configuration is complete and implemented in the field. Costs of software license fees consist primarily of amortization of development costs capitalized under SFAS No. 86 and third-party royalties.

        Revenues from software services, maintenance and other services including the PharbaseSM products, are recognized as the services are performed. The Company provides certain consulting and post-implementation customization services which are under short-term arrangements. Revenues related to fixed fee consulting arrangements are recognized as the service is performed using the percentage of completion method of accounting based on labor input measures. The Company's customers typically purchase maintenance and support services concurrently with software. Revenues from customer maintenance, support services, and data server rental agreements are recognized on a straight-line basis over the term of the agreement. In the event that hardware is part of the customer solution, the Company configures the hardware by installing its applications and recognizes the related hardware revenue and costs upon delivery to the customer and acceptance, if applicable. Hardware amounts are not significant and are included in software services costs. The Company also sells certain software under term license arrangements (primarily outside the U.S.) combined with post contract support and related data server/network management and other services. The Company recognizes all fees for these arrangements ratably over the term of the agreement, typically three years with annual renewal provisions. Revenue recognized under these arrangements does not exceed amounts billed and due within one year. Costs of software services, maintenance and other services consists primarily of salaries, benefits and allocated overhead costs related to implementation, technical support, development, training, and customer support personnel.

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

Interactive marketing revenues and operating costs include revenue and costs from postage, handling and other third party costs totaling $23.4 million, $25.3 million and $28.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Deferred revenues arise primarily as a result of annual billings of software maintenance fees at the beginning of maintenance terms and billings of software license fees in accordance with contractual terms that may not correlate directly with the delivery of software, products or services. The amount of deferred revenue will increase and decrease based on the timing of billings and related recognition of software license revenues. Unbilled accounts receivable arise as a result of revenues earned under contractual arrangements for products delivered prior to the related billings to the customer. The Company generally bills the customer for these amounts within 90 days.

        Foreign Currency Translation.    The Company has significant operations in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company's combined financial statements when translated into U.S. dollars.

        For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues and expenses are translated using average rates of exchanges. For these countries, currency translation adjustments are accumulated in a separate component of stockholders equity, whereas realized transaction gains and losses are recognized in other expense—net. For operations in countries that are considered to be highly inflationary, or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-period exchange rates, whereas non-monetary accounts are translated using historical exchange rates, and all translation and transaction adjustments are recognized in other expense—net.

        Income Taxes.    The results of the Company have been included in the consolidated Federal and certain state and non-U.S. income tax returns of IMS HEALTH and Cognizant for the Respective Periods. The provision for income taxes in the Company's consolidated financial statements has been determined as if SYNAVANT was a separate company during the Respective Periods. Income taxes deemed paid on behalf of the Company by IMS HEALTH and Cognizant for the Respective Periods are included in Divisional Equity. Effective after the Distribution, the Company files separate income tax returns.

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

        We have recorded valuation allowances of $13.5 million and $8.2 million as of December 31, 2001 and 2000, respectively, related to the Company's deferred tax assets because we believe that it is unlikely that such assets will be realized. However, ultimate realization could be impacted by market conditions or other variables not known at this time. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax asset may be recognized in the future.

        Divisional Equity.    Divisional Equity includes historical loans and advances to/from IMS HEALTH, including net transfers to/from IMS HEALTH, third-party liabilities paid by IMS HEALTH on behalf of the Company and amounts due to/from IMS HEALTH for services and other charges, periodic net income (loss) and foreign currency translation adjustments through the Respective Periods up to the distribution date.

        Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, depreciation and amortization periods, employee benefit plans, income taxes, purchase price allocations, and allocation of IMS HEALTH corporate and other costs.

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

NOTE 2.    SIEBEL ALLIANCE AND ASSET IMPAIRMENT

        On July 14, 2000, SYNAVANT entered into a strategic alliance (the "Alliance") with Siebel Systems Inc. ("Siebel"), a leading provider of eBusiness application software. Through the Alliance, the companies intended to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel's eBusiness software applications as part of a joint offering.

        As part of the Alliance, SYNAVANT and Siebel entered into: (1) a Value Added Industry Remarketer Agreement (the "Reseller Agreement"), (2) a Siebel Alliance Program Master Agreement (the "Alliance Agreement"), and (3) a license of certain Siebel software for SYNAVANT's internal use. Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel licensed software. Under the Agreement, SYNAVANT had the right to distribute Siebel software products to companies in the life sciences industry (e.g., pharmaceutical, biotechnology and healthcare companies) worldwide in conjunction with SYNAVANT's own proprietary software and services. As part of the arrangement, Siebel and SYNAVANT shared in the fees generated from the licensing of the Siebel software when contracted by SYNAVANT as part of a joint offering. The Alliance Agreement has been superceded by a new Siebel Alliance Program Master Agreement ("the Revised Alliance Agreement") entered into by SYNAVANT and Siebel on December 31, 2001.

        Under the Revised Alliance, SYNAVANT and Siebel have agreed to terminate the Reseller Agreement, revise the Alliance Agreement and to continue the license of certain Siebel software for SYNAVANT's internal use. In addition to terminating the Reseller Agreement, the Revised Alliance also results in the following:

  •
  SYNAVANT is designated as a "Strategic Consulting Partner";

  •
  Siebel no longer shares in revenue associated with the sale of SYNAVANT software licenses;

  •
  SYNAVANT no longer has restrictions on its product development, including Cornerstone and Premiere;

  •
  SYNAVANT is no longer required to exclusively support Siebel software; and

  •
  SYNAVANT is able to support a broader product set including Siebel eMedical, eClinical as well as Employee Relationship Management ("ERM").

        A chief difference between this new partner status and the previous one is that SYNAVANT is no longer a Siebel Value Added Reseller ("VAR") and therefore no longer sells Siebel licenses. This eliminates any channel conflict for license sales, allowing SYNAVANT to concentrate on delivering its core competencies of consulting, implementation and support services for Siebel technology in a manner that achieves high value. Another important benefit of this new partner status is that SYNAVANT has additional rights to implement and support Siebel's eMedical, eClinical and ERM applications, providing a broader revenue opportunity from the life sciences area.

        As a result of the original Alliance and the Distribution, the Company believed that a significant portion of its computer software (including acquired technology) and enterprise-wide goodwill was not recoverable. The Company completed its assessments of the financial impact of the Siebel alliance and the Distribution with respect to determining the amount of the accelerated amortization of capitalized software and the impairment of enterprise-wide goodwill. The Company performed a net realizable value analysis to determine the recoverability of its capitalized software assets (including acquired technology). Based on this analysis, the Company recorded $14.6 million of accelerated amortization, in the period ended September 30, 2000 related to costs determined to be unrecoverable. The analysis took into consideration the impact of the Siebel alliance and the Distribution on the in-process technology and core technology resulting from the Walsh acquisition in 1998. As a result of the Alliance, the remaining Walsh In-Process Research and Development project has been discontinued and the core technology has been incorporated into the net realizable value analysis. This non-cash charge of $14.6 million is included in the Consolidated Statements of Operations in Software Fee Operating Costs ($5.4 million) and Depreciation and Amortization ($9.2 million) for the year ended December 31, 2000. The Company will continue to amortize the remaining costs over the period of expected benefit and will continue to assess the recoverability of its capitalized software in accordance with its accounting policies. The remaining value of its Computer Software assets is being amortized over 3 years. Under its accounting policy for goodwill impairment, the Company completed a discounted cash flow analysis on an enterprise-wide basis, resulting in an impairment charge of $100.9 million for the year ended December 31, 2000. In addition, the Company reduced its remaining period of amortization of goodwill to 5 years, which represented its revised estimated useful life and was also consistent with the remaining term of the original agreement with Siebel. However, in connection with the issuance of SFAS 142 (See Note 1 Recently Issued Accounting Standards), the Company will no longer amortize goodwill effective January 1, 2002, but will test the balance for impairment on each balance sheet date and consequently record an impairment charge to reduce the goodwill balance, if appropriate.

NOTE 3.    FINANCIAL INSTRUMENTS

Foreign Exchange Risk Management

        The Company transacts business in many countries and is subject to risks associated with changing foreign exchange rates. During the Respective Periods, through IMS HEALTH, the Company entered into various contracts which change in value as foreign exchange rates change to protect the value of non-functional currency assets and liabilities. IMS HEALTH allocated contracts to the Company relating to specific balance sheet exposures at each balance sheet date during the Respective Periods. The Company's policy was to maintain hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures over the subsequent year. However, the Company has ceased to engage in these contracts subsequent to the Distribution. The gains and losses on these hedges offset changes in the value of the related exposures. Total foreign exchange gains (losses), including gains (losses) on these hedges, were $0.2 million, $(0.9) million and ($0.2) million for the years ended December 31, 2001, 2000 and 1999, respectively. Gains and losses on contracts hedging non-functional currency assets and liabilities are included in operating results in other income (expense) for the applicable periods.

        Prior to the Distribution, the Company used forward contracts to hedge non-functional currency assets and liabilities. At December 31, 2001 and 2000 the Company had $0 in foreign exchange forward contracts. At December 31, 1999, the Company had approximately $4.8 million in foreign exchange forward contracts outstanding with various expiration dates through January 2000 hedging non-functional currency assets and liabilities. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

Fair Value of Financial Instruments

        At December 31, 2001, the Company's financial instruments included cash, cash equivalents, and accounts receivable. At December 31, 2001, the fair values of cash, cash equivalents, and accounts receivable approximated carrying values due to the short-term nature of these instruments.

Credit Concentrations

        The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amounts of credit exposure with any one institution.

        The Company maintains accounts receivable balances principally from customers in the pharmaceutical industry. Management believes the Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2001 due to the high quality of its customers and their dispersion across many geographic areas. These receivable balances are unsecured. The Company believes its allowance for uncollectible accounts is sufficient to provide for any risk of credit losses.

NOTE 4.    EMPLOYEE BENEFIT PLANS

U.S. Benefit Plans

        For the Respective Periods, certain domestic employees of SYNAVANT participated in IMS HEALTH's defined benefit pension plan. The plan was a cash balance pension plan under which 6% of creditable compensation plus interest was credited to eligible employee's retirement accounts on a monthly basis. At the time of retirement, the vested employee's account balance is actuarially converted into an annuity. The Company accounted for the plan as a multi-employer plan. The Company recorded pension expense related to its employees participation in the IMS HEALTH plan, as allocated totaling $0.3 million for the period ended August 31, 2000, and $0.5 million the year ended December 31, 1999.

        In addition, certain U.S. based employees of the Company were eligible to participate in IMS HEALTH's various healthcare and life insurance plans for retired employees. Employees based in the

United States become eligible for benefits or participation under these plans if they work for the Company for 10 years after attaining age 45. The Company accounted for the plans as multi-employer plans. Accordingly, the cost of the post-retirement benefit plans as allocated by IMS HEALTH during the period ended August 31, 2000, and the year ended December 31, 1999 were $0.2 million for each of these periods. These plans have provided healthcare and life insurance coverage to the SYNAVANT employees up through the Distribution whereafter SYNAVANT has provided similar coverage.

        Substantially all U.S. based employees were eligible to participate in IMS HEALTH-sponsored defined contribution plans during the Respective Periods. In the plans, the sponsoring employer makes a matching contribution of up to 50% of the employee's contribution based on specified limits of the employee's salary. The Company's expense related to these plans was $0.5 million and $0.8 million for the period ended August 31, 2000 and the year ended December 31, 1999, respectively.

        Immediately following the Spin of the Company, employee participation in the IMS HEALTH defined benefit plan, various healthcare and life insurance plans for retired employees and the defined contribution plan were discontinued. The Company formed the SYNAVANT 401(k) Retirement Savings Plan and various healthcare and life insurance plans.

        In August 2000, the Company formed the SYNAVANT 401(k) Retirement Savings Plan (401(k) Plan) in which eligible employees can participate. The Company matches 50% of the first 6% of salary contributed by the participant. In addition and at the discretion of the Company, SYNAVANT may also make a contribution to the 401(k) Plan equal to 3% of the employee's annual compensation. Also, for participants who meet certain other criteria, the Company may make an additional contribution of 2% of the employee's annual compensation. The Company provides retiree medical coverage to eligible employees who were covered under the IMS HEALTH plans. The Company's contribution on behalf of participating employees in the 401(k) Plan is $1.3 million and $0.4 million for the years ended December 31, 2001 and 2000, respectively.

Non-U.S. Benefit Plans

        The Company's foreign operations provide for retirement benefits in line with local statutory requirements.

NOTE 5.    EMPLOYEE STOCK PLANS

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

NOTE 5.    EMPLOYEE STOCK PLANS (Continued)

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

Stock Incentive Plan

        In August 2000, SYNAVANT adopted the 2000 Stock Incentive Plan ("SIP"). The SIP provides for grants of stock options, stock appreciation rights, and other stock-based awards, such as restricted stock and restricted stock units. Shareholders have authorized the Company to grant up to 1,600,000 shares under the Plan. As of December 31, 2001, 1,296,000 options have been granted and are outstanding with 304,000 shares remaining available for future grants. Stock options granted under the SIP were granted with an exercise price not less than fair market value on the date of grant based on our closing stock price as reported on the NASDAQ national securities exchange. Further, options expire after 10 years from the date of grant, and generally vest pro rata over three years.

        Restricted stock units may be granted to select executives under the SIP. Restricted stock units are granted upon achievement of specific performance goals and the fair market value of such restricted stock units is calculated at the time of the grant and amortized over the vesting period of the award. The Company has recognized compensation expense related to the issuance of restricted stock units of $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

        In August 2000, the Company adopted the 2000 SYNAVANT Incorporated Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase a limited amount of Company stock at the end of a three-month period at a fixed price. Employees may contribute between 1% and 20% of their compensation, up to a total of $25,000 per year. The purchase price is the lesser of 85% of fair market value on (a) the first trading day of the offering period, or (b) the last trading day of the offering period. Fair market value is defined as the average of the high and low traded stock prices on the relevant day. Under the ESPP, the Company sold 165,684 shares to employees in 2001.

        SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock incentive plans. No compensation cost has been recognized for the fixed stock option plans in 2001, 2000 and 1999, respectively. Had compensation cost for the SYNAVANT stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Net Loss:
As reported	$(31,233)	$(138,648)	$(3,192)
Pro forma	$(39,510)	$(150,720)	$(7,476)
Loss Per Share—Basic and Diluted:
As reported	$(2.09)	$(9.32)	$(0.20)
Pro forma	$(2.65)	$(10.13)	$(0.48)

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

        The fair value of the IMS HEALTH stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for options issued during 2001: dividend yield of 0.0%; expected volatility of 85%; a risk-free interest rate of 3.14% and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2001 is $1.67. The following weighted-average assumptions were used for options issued from August 31 to December 31, 2000: dividend yield of 0.0%; expected volatility of 65%; a risk-free interest rate of 5.8%; and an expected term of 3 years. The following weighted-average assumptions were used for options issued from January 1 to August 31, 2000; dividend yield 0.3%; expected volatility of 40%; a risk-free interest rate of 5.9%; and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2000 prior to the Spin is $20.56 and options granted from August 31 to December 31, 2000 is $5.52. The following weighted-average assumptions were used for 1999: dividend yield of 0.3%; expected volatility of 35%; a risk-free interest rate of 4.8%; and an expected term of 3 years. The weighted average fair value (per stock option), of the SYNAVANT stock options granted in the 1999 are $9.68. The assumptions used for the periods prior to the Spin are based on circumstances and factors associated with IMS HEALTH, particularly expected volatility. They may not be indicative of those which SYNAVANT may have as an independent company.

        At December 31, 2001, outstanding options for SYNAVANT common stock held by Company employees, totaled 8,409,486 of which 5,443,952 had vested and were exercisable. The option exercise prices range from $2.60 to $15.14 per SYNAVANT share and are exercisable over periods ending no later than 2011. At December 31, 2000, outstanding options for SYNAVANT common stock held by Company employees, totaled 7,989,165, of which 3,301,824 had vested and were exercisable. The option exercise prices range from $4.44 to $15.14 per IMS HEALTH share and are exercisable over periods ending no later than 2010. At December 31, 1999, outstanding options for IMS HEALTH common stock held by Company employees, including the awards mentioned above, totaled 3,532,448, of which 1,024,226 had vested and were exercisable. The option exercise prices ranged from $9.89 to $31.15 per

IMS HEALTH share and are exercisable over periods ending no later than 2009. Unless otherwise noted, the disclosure above and described in the tables below are reflected as IMS HEALTH shares and have not been restated to reflect the 1 for 20 distribution ratio.

        Option activity related to Company employees follows:

	IMS HEALTH Shares	Weighted Average Exercise Price
IMS HEALTH Options Outstanding, December 31, 1998	3,232,712	$21.55
Conversion Adjustment	473,932	—
Granted	1,274,696	$33.58
Exercised	(330,485)	$15.18
Expired/Terminated	(1,118,407)	$24.72

IMS HEALTH Options Outstanding, December 31, 1999	3,532,448	$22.59
Employees retained by IMS HEALTH	(922,283)	—
Granted	987,700	$20.56
Exercised	(23,205)	$15.03
Expired/Terminated	(871)	$24.23

IMS HEALTH Options Outstanding, August 31, 2000 (1)	3,573,789	$22.31
Conversion Adjustment	3,778,729	—
Granted	833,000	$5.52
Exercised	—	—
Expired/Terminated	(196,353)	$9.92

SYNAVANT Options Outstanding, December 31, 2000 (1)	7,989,165	$10.26
Granted	1,232,500	$3.10
Exercised	—	—
Expired/Terminated	(812,179)	$10.29

SYNAVANT Options Outstanding, December 31, 2001	8,409,486	$9.19

(1)
Option activity during the periods prior to the Spin as of August 31, reflect option activity of IMS HEALTH shares and have not been restated to reflect the 1 for 20 distribution ratio. This option activity was derived from IMS HEALTH's records.

	December 31, 2001			Weighted-Average Option Exercise Prices
Range of Exercise Prices	Number Outstanding	Number Exercisable	Remaining Contractual Life
				Outstanding	Exercisable
$ 2.60 – $ 4.43	1,097,000	—	10.0	$2.76	$—
$ 4.44 – $ 7.00	931,640	316,752	8.0	5.59	5.64
$ 7.01 – $10.00	2,261,597	2,120,261	5.2	7.74	7.71
$10.01 – $13.00	2,188,740	1,429,103	7.7	10.52	10.62
$13.01 – $15.14	1,930,509	1,577,836	7.0	14.79	14.75

Total	8,409,486	5,443,952		$9.19	$10.39

NOTE 6.    INCOME TAXES

        Income (Loss) before provision (benefit) for income taxes consisted of:

	2001	2000	1999
U.S.	$(21,360)	$(149,137)	$(14,475)
Non-U.S	(9,351)	4,079	17,755

	$(30,711)	$(145,058)	$3,280

        Income tax provision (benefit) consisted of:

	2001	2000	1999
U.S. Federal and State:
Current	$—	$(3,596)	$(2,036)
Deferred	—	(6,834)	1,576

	$—	$(10,430)	$(460)

Non-U.S.:
Current	$529	$4,020	$6,885
Deferred	(7)	—	47

	$522	$4,020	$6,932

Total	$522	$(6,410)	$6,472

        The following table summarizes the significant differences between applying the U.S. Federal statutory income tax rate to the Company's income (loss) before provision (benefit) for income taxes and the Company's reported provision for income taxes.

	2001	2000	1999
Tax provision applying the federal statutory rate	$(10,749)	$(50,770)	$1,148
State and local income taxes, net of federal tax benefit	(882)	(5,331)	(33)
Impact of non-U.S. tax rates and credits	1,310	1,538	294
Non-deductible goodwill amortization	4,436	43,881	4,445
Other, net	1,061	223	195
Valuation allowance	5,346	4,049	423

Provision (benefit) for income taxes	$522	$(6,410)	$6,472

        The Company's deferred tax assets (liabilities) are comprised of the following:

	2001	2000
Deferred Tax Assets:
U.S. operating losses	$3,168	$4,310
Foreign operating losses	9,133	6,710
Accrued liabilities	2,462	287
Depreciation	508	343
Bad debt reserve	473	491
Other	106	—

	15,850	12,141
Valuation allowance	(13,542)	(8,196)
	2,308	3,945

Deferred Tax Liabilities:
Computer software	(2,308)	(3,867)
Other	(421)	(506)

	(2,729)	(4,373)

Net deferred tax liability	$(421)	$(428)

        At December 31, 2001, the Company had net operating losses for Federal Income tax purposes of $6.3 million, which begin to expire in 2020. In addition, the Company has foreign net operating loss carryforwards of $20.0 million. The Company has established a valuation allowance attributable to deferred tax assets, primarily net operating losses where, based on available evidence, it is more likely than not that such assets will not be realized. If realized, utilization of Walsh pre-acquisition net operating losses, in the amount of approximately $2.4 million, will be reflected as a reduction of the associated goodwill and not as a tax benefit in the Consolidated Statement of Operations.

        Undistributed earnings of non-U.S. subsidiaries aggregated approximately $27.8 million at December 31, 2001. Deferred tax liabilities have not been recognized for these undistributed earnings because the Company considers these earnings to be indefinitely reinvested. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, applicable taxes will be provided for such amounts. It is not currently practicable to determine the amount of such taxes.

NOTE 7.    COMMITMENTS

        Certain of the Company's operations are conducted from leased facilities under operating leases. Rental expense under real estate operating leases for the years ended December 31, 2001, 2000 and 1999 was $8.5 million, $6.9 million and $5.4 million, respectively. The minimum annual rental expense for real estate operating leases that have initial or remaining noncancelable lease terms in excess of one year, at December 31, 2001 was: 2002—$8.2 million; 2003—$6.6 million; 2004—$6.1 million; 2005—$5.7 million; 2006—$5.3 million and an aggregate of $14.3 million thereafter.

        The Company also leases or participates in leases of certain computer and other equipment under operating leases. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expense under computer and other equipment leases was $2.3 million, $1.6 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the minimum annual rental expense for computer and other equipment under operating leases that have remaining noncancelable lease terms in excess of one year was: 2002—$1.8 million; 2003—$0.9 million; 2004—$0.5 million; 2005—$0.1 million; 2006—$17,850; and $5,400 thereafter.

        The Company also leases or participates in leases of certain computer and other equipment under capital leases. Capital expenditures under computer and other equipment leases was $0.9 million for December 31, 2001. The related depreciation associated with these capital leases was $0.1 million for the year ended December 31, 2001. At December 31, 2001, the minimum annual payments for computer and other equipment under operating leases that have remaining noncancellable lease terms in excess of one year was: 2002—$0.3 million; 2003—$0.3 million; 2004—$0.2 million; 2005—$0.1 million; 2006—$0.

        On December 10, 1999, the Company sold its 49% interest in Permail Pty Limited ("Permail") for its approximate net book value. Prior to this transaction, the Company owned a 100% interest in Permail. Subsequent to the transaction, the Company continues to maintain a majority voting interest and control in Permail. Under the terms of the shareholders' deed entered into as part of the sale, the Company and the minority interest holder are committed to seek a buyer of Permail under certain circumstances within five years. This commitment does not prohibit the Company from retaining its ownership stake in Permail and buying the shares held by the minority shareholder. As of December 31, 2001, Permail's net assets totaled $0.1 million and revenues for the year ended December 31, 2001 totaled $5.9 million.

NOTE 8.    RELATIONSHIPS WITH IMS HEALTH

        As part of the Distribution SYNAVANT and IMS HEALTH entered into a Corporate Services agreement whereby IMS HEALTH provided certain tax, treasury and transaction processing services to the Company in exchange for a fee. Such services are reflected in the financial results of the Company in the period following the Distribution. During 2001, the Company cancelled the tax and treasury processing services provided by IMS HEALTH.

        The Company contracts for information technology consulting services from Cognizant Technology Solutions ("CTS"), a subsidiary of IMS HEALTH. Expense recognized for services rendered by CTS was $1.8 million, $2.8 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

NOTE 8.    RELATIONSHIPS WITH IMS HEALTH (Continued)

        The activity in the net transfers to IMS HEALTH account for all Respective Periods presented in Divisional Equity in the Consolidated Statements of Changes in Stockholders' Equity is summarized as follows:

	Period Ended August 31, 2000	Year Ended December 31, 1999
IMS HEALTH Services and Other Charges	$5,585	$8,378
Loans and Advances—Net	—	2,613
U.S. Income Taxes	(3,596)	460
Cash Transfers—Net	17,956	(4,018)

Net Transfers (to)/from IMS HEALTH	$19,945	$7,433

        The Company and IMS HEALTH share the use of certain information databases. The databases Xponent (owned by IMS HEALTH) and PharbaseSM (owned by the Company) contain information related to prescription drug trends and physicians, respectively. The companies sell information from these databases to their customers. Prior to the Distribution, the Company and IMS HEALTH had not charged one another for the use of these databases. The Company and IMS HEALTH entered into an agreement as part of the Distribution whereby each of the companies charge one another an annual negotiated fee for the use of the databases. (See Note 14).

NOTE 9.    GOODWILL AND COMPUTER SOFTWARE:

	Computer Software	Goodwill
December 31, 1999	$30,429	$167,363
Additions at Cost	6,496	—
Amortization	(8,583)	(12,270)
Accelerated amortization and goodwill impairment (See Note2)	(14,553)	(100,900)
Other deductions and reclassifications	(759)	(1,302)

December 31, 2000	$13,030	$52,891
Additions at Cost	685	—
Amortization	(6,305)	(11,735)
Other deductions and reclassifications	—	—

December 31, 2001	$7,410	$41,156

        Accumulated amortization of computer software was $57.7 million and $51.4 million at December 31, 2001 and 2000, respectively. The amortization has been recorded in the Consolidated Statement of Operations within the cost of Software Fees (2001—$2.1 million; and 2000—$7.4 million) and Depreciation and Amortization (2001—$4.2 million; and 2000—$15.8 million).

        Accumulated amortization of goodwill was $160.7 million and $149.0 million at December 31, 2001 and 2000, respectively. The goodwill impairment charge of $100.9 million in 2000 is included within Depreciation and Amortization in the Consolidated Statement of Operations. In accordance with

SFAS 142 (See Note 1), the Company will no longer amortize goodwill but will continue to assess the recoverability of goodwill at each balance sheet date and record an impairment loss if applicable.

NOTE 10.    CONTINGENCIES

        SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

        In addition, as discussed below, SYNAVANT is subject to certain other contingencies of which it is jointly and severally liable with IMS HEALTH. However, IMS HEALTH and SYNAVANT have agreed that SYNAVANT's share of such liabilities will not exceed $9.0 million, and IMS HEALTH has agreed to indemnify SYNAVANT for any liability it incurs in connection with such contingent liabilities in excess of such amount. In the event that IMS HEALTH does not fulfill such indemnification obligations, SYNAVANT could be liable for an amount in excess of $9.0 million in connection with such contingent liabilities. While it is highly unlikely, in the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition and results of operations. In addition, SYNAVANT and IMS HEALTH have agreed that SYNAVANT will not be required to make any payment in connection with this commitment until at least January 1, 2005.

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

Information Resources Litigation

        On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen and I.M.S. International Inc. (a predecessor of IMS HEALTH) (the "IRI Action"). The complaint alleges various violations of the United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350.0 million, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York

issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. This ruling is currently under appeal. Discovery is continuing in this matter.

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

        In 1998, IMS HEALTH was spun-off from Cognizant (the "1998 Spin-Off") which then changed its name to Nielsen Media Research, Inc. ("NMR"). IMS HEALTH and NMR are jointly and severally liable to D&B and AC Nielsen for Cognizant's obligations under the terms of the Distribution Agreement dated October 28, 1996 among D&B, Cognizant and AC Nielsen (the "1996 Distribution Agreement"). In connection with the 1998 Spin-Off, IMS HEALTH and NMR agreed that, as between themselves, IMS HEALTH will assume 75%, and NMR will assume 25%, of any payments to be made in respect of the IRI Action under the Indemnity and Joint Defense Agreement or otherwise, including any legal fees and expenses related thereto incurred in 1999 or thereafter. IMS HEALTH has agreed to be fully responsible for any legal fees and expenses incurred during 1998. NMR's aggregate liability to

IMS HEALTH for payments in respect of the IRI Action and certain other contingent liabilities shall not exceed $125.0 million. Management of IMS HEALTH and SYNAVANT are unable to predict at this time the final outcome of this matter.

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

        IMS HEALTH has been informed by D&B that the IRS is currently reviewing D&B's utilization of certain capital losses during 1989 and 1990. D&B has advised IMS HEALTH that during the second quarter of 2000 it filed an amended tax return for these periods which reflects $561.6 million of tax and interest due. Under the terms of the 1996 Distribution Agreement, IMS HEALTH is liable to pay half of such taxes and interest owed to the IRS to the extent that D&B total liabilities exceed $137.0 million. D&B paid approximately $349.3 million of this amount in early May 2000, and IMS HEALTH paid approximately $212.3 million in May 2000 (the "May 2000 Payment"). A portion of IMS HEALTH's liability will in turn be shared with NMR under the Distribution Agreement between those companies dated June 30, 1998 (the "1998 Distribution Agreement"). The payments are being made to the IRS to stop further interest from accruing. D&B expects a formal assessment for the additional tax to be issued by the IRS during the second quarter of 2000. D&B has advised IMS HEALTH that, notwithstanding the filing and payment, it intends to contest the assessment of additional tax. IMS HEALTH estimates that its share of the liability, were the IRS to prevail, would be approximately $140.0 million net of income tax benefit on interest (approximately $31.3 million) and NMR's contribution obligations (approximately $41.0 million). Although the Company is jointly and severally liable for this obligation, it is not currently estimable what portion of this obligation, if any, will be borne by the Company.

NOTE 11.    RESTRUCTURING

        On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. This action resulted in a reduction in personnel by approximately 6% to 8% worldwide. The Company completed the first two steps in the restructuring process, resulting in the elimination of approximately 100 positions which is reflected in the charge of $7.5 million for 2001. These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $7.5 million charge, $2.6 million was paid during 2001, with the remainder expected to be paid within the next twelve to twenty-four months.

NOTE 12.    SUPPLEMENTAL FINANCIAL DATA

Accounts and Other Receivables—Net:

	2001	2000
Trade	$37,065	$41,647
Unbilled receivables	4,378	4,523
Other	239	2,503
Less: Allowance for doubtful accounts	(1,899)	(1,830)

	$39,783	$46,843

Other Current Assets:

	2001	2000
Inventory	$1,957	$2,085
Prepaid expenses	3,757	3,495
Deferred taxes	399	428

	$6,113	$6,008

Property, Plant and Equipment—Net:

	2001	2000
Property	$1,033	$1,095
Plant and equipment	45,641	46,399
Less: Accumulated depreciation	(38,609)	(36,634)
Leasehold improvements, less: accumulated amortization of $4.5 million and $4.0 million, respectively	3,145	2,773

	$11,210	$13,633

Accrued and Other Current Liabilities:

	2001	2000
Salaries, wages, bonuses and other compensation	$11,325	$4,643
Other	4,739	11,209

	$16,064	$15,852

NOTE 13.    OPERATIONS BY GEOGRAPHIC SEGMENT

        The Company delivers pharmaceutical relationship management and interactive marketing solutions globally in 31 countries. Prior to the Distribution, the SYNAVANT businesses, as defined in Note 1, were managed as part of the IMS segment of IMS HEALTH. The Company's chief operating decision-makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company's country of domicile. The Europe Segment includes the operations of the United Kingdom, which is the largest country in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.

Dollar amounts in thousands

	Americas(1)	Europe	Asia Pacific	Total
Year-Ended December 31, 2001
Operating revenues	$107,254	$57,253	$16,024	$180,531
Segment operating income (loss)	(31,412)	1,465	(159)	(30,106)
Non-operating income (loss)	(327)	(159)	(119)	(605)
Income (loss) before income taxes	(31,739)	1,306	(278)	(30,711)
Provision for income taxes				(522)
Net loss				(31,233)
Segment total depreciation and amortization	20,944	2,027	558	23,529
Segment capital expenditures	1,864	1,497	445	3,806
Identifiable assets at December 31, 2001	84,260	27,666	6,332	118,258
Year-Ended December 31, 2000
Operating revenues	$105,873	$57,171	$18,395	$181,439
Segment operating income (loss)	(139,559)	(4,299)	105	(143,753)
Non-operating income (loss)	(159)	(1,155)	9	(1,305)
Income (loss) before income taxes	(139,718)	(5,454)	114	(145,058)
Benefit for income taxes				6,410
Net loss				(138,648)
Segment total depreciation and amortization	(134,861)	(6,819)	(710)	(142,390)
Segment capital expenditures	4,559	1,746	364	6,669
Identifiable assets at December 31, 2000	109,349	39,506	7,644	156,499
Year-Ended December 31, 1999
Operating revenues	$111,522	$67,321	$21,714	$200,557
Year 2000 Costs	2,769	0	0	2,769
Segment operating income (loss)	(13,200)	15,799	951	3,550
Non-operating income (loss)	23	(308)	15	(270)
Income (loss) before income taxes	(13,177)	15,491	966	3,280
Provision for income taxes				(6,472)
Net loss				(3,192)
Segment total depreciation and amortization	25,763	1,275	802	27,840
Segment capital expenditures	2,732	2,129	510	5,371
Identifiable assets at December 31, 1999	227,291	32,916	8,092	268,299

        Information about the Company's operations and long-lived assets by geography are as follows:

	US	UK	Australia	Rest of World(2)	Total
Year Ended December 31, 2001
Operating revenue	$101,666	$21,327	$13,342	$44,196	$180,531
Long-lived assets (1)	54,278	3,266	727	2,505	60,776
Year Ended December 31, 2000
Operating revenue	99,363	25,055	16,655	40,366	181,439
Long-lived assets (1)	74,009	3,990	985	3,070	82,054
Year Ended December 31, 1999
Operating revenue	104,051	28,670	20,669	47,167	200,557
Long-lived assets (1)	199,439	10,154	1,531	2,301	213,425

(1)
Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)
Rest of World is primarily comprised of operations in Europe.

NOTE 14.    THE DISTRIBUTION

        In accordance with the Distribution Agreement, IMS HEALTH conveyed title to certain assets and transferred certain liabilities. The net assets recorded by SYNAVANT on the Spin date to reflect this capital contribution totaled approximately $15.3 million. The net assets received included $10.7 million of cash, which was subject to adjustment in accordance with the Distribution Agreement. The Company also assumed a liability of up to $9.0 million in connection with the Distribution Agreement whereby SYNAVANT will bear 50% of IMS HEALTH's share of certain of the liabilities as discussed in Note 10.

        Pursuant to the Distribution Agreement, the Company was contractually entitled to receive shares of Gartner Group common stock with a fair value of $4.0 million as of the close of business on the Distribution date and a note receivable from a third party with a carrying value of $2.5 million. The Gartner Group common stock was included in Other current assets as of December 31, 2000. During the second quarter of 2001, the Gartner Group common stock was transferred to the Company. During the third quarter of 2001, the Gartner Group repurchased all the outstanding shares held by the Company for $3.1 million in cash. As a result of this transaction, the Company recorded a realized loss of $0.9 million during the third quarter which is included in Other income—net. The note receivable from a third party was not transferred to the Company until October 29, 2001, subsequent to the end of the third quarter. The Company has classified the note receivable from a third party as a long term note receivable and is accounting for it in accordance with the underlying asset to be received. During the second quarter of 2001, the Company revalued this note receivable to $1.0 million based on the estimated fair value of the underlying asset.

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

        If the Distribution were not to qualify under Section 355 of the Internal Revenue Code, then, in general, a corporate tax (which would be substantial) would be payable by the consolidated group, of which IMS HEALTH is the common parent and SYNAVANT is a member. In addition, under the consolidated return rules, each member of the consolidated group would be severally liable for such tax liability. If the Distribution occurred and it were not to qualify under Section 355 of the Internal Revenue Code, SYNAVANT estimates that the aggregate tax liability in this regard would be approximately $100.0 million. In the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with our 2002 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2002 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Proxy Statement used in connection with our 2002 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the Proxy Statement used in connection with our 2002 Annual Stockholders' Meeting is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        Financial Statements, Financial Statement Schedules and Exhibits

        (a) Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of SYNAVANT Inc. (Incorporated by reference from Exhibit 3.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
3.2	Amended and Restated By-Laws of SYNAVANT (Incorporated by reference from Exhibit 3.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).
4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
4.2	Rights Agreement, dated as of August 29, 2000, between SYNAVANT Inc. and EquiServe Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.1	Distribution Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.2	Form of Xponent Data License Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.2 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.3	Form of Cross License Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.3 to the Company's Form 10 Registration Statement (File No. 0-30822).

10.4	Form of Tax Allocation Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.4 to the Company's Form 10 Registration Statement (File No. 0-30822).
10.5	Form of Employee Benefits Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.6	Form of Data and Telecommunications Services Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.6 to the Company's Form 10 Registration Statement (File No. 0-30822).
10.7	Form of Sublease Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.7 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.8	Form of Corporate Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.9	Form of Shared Transaction Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.9 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.10	Form of Shared Transaction Services Agreement between IMS AG and certain subsidiaries of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.10 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.11	SYNAVANT Inc. 2000 Stock Incentive Plan (Incorporated by reference from Exhibit 10.11 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.12	SYNAVANT Inc. 2000 Replacement Plan for IMS HEALTH Incorporated Equity-Based Awards (Incorporated by reference from Exhibit 10.12 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.13	SYNAVANT Inc. 2000 Annual Incentive Plan (Incorporated by reference from Exhibit 10.13 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.14	SYNAVANT Inc. 2000 Non-Employee Directors' Deferred Compensation Program (Incorporated by reference from Exhibit 10.14 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.15	SYNAVANT Inc. 2000 Savings Equalization Plan (Incorporated by reference from Exhibit 10.15 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.16	SYNAVANT Inc. 2000 Employee Protection Plan (Incorporated by reference from Exhibit 10.16 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.17	Form of Tier 1 Change-in-Control Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.17 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.18	Form of Tier 2 Change-in-Control Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.18 to the Company's Form 10 Registration Statement (File No. 0-30822) ).

10.19		Form of Stock Option Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.19 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.20	*	Siebel Alliance Program Master Agreement, dated December 31, 2001, between Siebel Systems, Inc. and SYNAVANT Inc.
10.21		Credit support letter, dated July 25, 2000, between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.24 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.22		Form of Australian letter of credit support letter between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.25 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.23		Form of Information Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.26 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.24		Credit Facility, dated April 27, 2001, between SYNAVANT Inc. and Foothill Capital Corporation (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed May 8, 2001 (File No. 0-30822)).
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.

*
Portions of Exhibit 10.20 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

        (b) Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts

Reports on Form 8-K filed in the fourth quarter of 2001.

        On November 8, 2001, the Company filed a current report on Form 8-K to announce the resignation of Craig S. Kussman as Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT INC.
By:	/s/ WAYNE P. YETTER Wayne P. Yetter, Chairman and Chief Executive Officer

Date: March 28, 2002

Signature	Title	Date

/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ CLIFFORD A. FARREN, JR. Clifford A. Farren, Jr.	Acting Chief Financial Officer and Vice President, Finance (Principal Financial Officer)	March 28, 2002
/s/ PETER H. FUCHS Peter H. Fuchs	Director	March 28, 2002
/s/ ROBERT J. KAMERSCHEN Robert J. Kamerschen	Director	March 28, 2002
/s/ EUGENE H. LOCKHART Eugene H. Lockhart	Director	March 28, 2002
/s/ MARY A. MADDEN Mary A. Madden	Director	March 28, 2002
/s/ BARRY L. WILLIAMS Barry L. Williams	Director	March 28, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit
3.3	Amended and Restated Certificate of Incorporation of SYNAVANT Inc. (Incorporated by reference from Exhibit 3.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
3.4	Amended and Restated By-Laws of SYNAVANT (Incorporated by reference from Exhibit 3.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).
4.3	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
4.4	Rights Agreement, dated as of August 29, 2000, between SYNAVANT Inc. and EquiServe Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.1	Distribution Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.2	Form of Xponent Data License Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.2 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.3	Form of Cross License Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.3 to the Company's Form 10 Registration Statement ((File No. 0-30822) ).
10.4	Form of Tax Allocation Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.4 to the Company's Form 10 Registration Statement ((File No. 0-30822) ).
10.5	Form of Employee Benefits Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10 Registration Statement ((File No. 0-30822) ).
10.6	Form of Data and Telecommunications Services Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.6 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.7	Form of Sublease Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.7 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.8	Form of Corporate Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.9	Form of Shared Transaction Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.9 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.10	Form of Shared Transaction Services Agreement between IMS AG and certain subsidiaries of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.10 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.11	SYNAVANT Inc. 2000 Stock Incentive Plan (Incorporated by reference from Exhibit 10.11 to the Company's Form 10 Registration Statement (File No. 0-30822)).

10.12	SYNAVANT Inc. 2000 Replacement Plan for IMS HEALTH Incorporated Equity-Based Awards (Incorporated by reference from Exhibit 10.12 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.13	SYNAVANT Inc. 2000 Annual Incentive Plan (Incorporated by reference from Exhibit 10.13 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.14	SYNAVANT Inc. 2000 Non-Employee Directors' Deferred Compensation Program (Incorporated by reference from Exhibit 10.14 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.15	SYNAVANT Inc. 2000 Savings Equalization Plan (Incorporated by reference from Exhibit 10.15 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.16	SYNAVANT Inc. 2000 Employee Protection Plan (Incorporated by reference from Exhibit 10.16 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.17	Form of Tier 1 Change-in-Control Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.17 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.18	Form of Tier 2 Change-in-Control Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.18 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.19	Form of Stock Option Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.19 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.20*	Siebel Alliance Program Master Agreement, dated December 31, 2001, between Siebel Systems, Inc. and SYNAVANT Inc.
10.21	Credit support letter, dated July 25, 2000, between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.24 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.22	Form of Australian letter of credit support letter between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.25 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.23	Form of Information Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.26 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.24	Credit Facility, dated April 27, 2001, between SYNAVANT Inc. and Foothill Capital Corporation (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed May 8, 2001 (File No. 0-30822)).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.

*
Portions of Exhibit 10.20 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Schedule II

SYNAVANT Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the Year Ended December 31, 2001	$1,830	$289	$196	$416	$1,899
For the Year Ended December 31, 2000	$1,012	$175	$643	$—	$1,830
For the Year Ended December 31, 1999	$1,587	$108	$92	$775	$1,012
TAX VALUATION ALLOWANCES:
For the Year Ended December 31, 2001	$8,196	$5,346	$—	$—	$13,542
For the Year Ended December 31, 2000	$4,147	$4,049	$—	$—	$8,196
For the Year Ended December 31, 1999	$3,756	$941	$—	$550	$4,147

QuickLinks

DOCUMENT INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
SYNAVANT Inc. Index to Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
SYNAVANT Inc. CONSOLIDATED BALANCE SHEETS Dollar amounts in thousands, except share and per share data
SYNAVANT Inc. CONSOLIDATED STATEMENTS OF OPERATIONS Dollar amounts in thousands, except share and per share data
SYNAVANT Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS Dollar amounts in thousands
SYNAVANT Inc. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Dollar amounts in thousands
SYNAVANT Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Schedule II