Form 10-Q
period 2002-03-31
SYNAVANT INC
filed 2002-05-15
CIK 1116141

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-30822

SYNAVANT Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2940965
(State of Incorporation)	(I.R.S. Employer Identification No.)

3445 Peachtree Road NE, Suite 1400 Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 841-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at April 30, 2002
Common Stock, par value $.01 per share	15,103,147 Shares

SYNAVANT Inc.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$11,379	$9,578
Accounts receivable—net	39,608	39,574
Other receivables	309	209
Other current assets	6,589	6,113
TOTAL CURRENT ASSETS	57,885	55,474

Property, plant and equipment—net	10,638	11,210
Computer software—net	6,162	7,410
Goodwill—net	41,156	41,156
Long term notes receivable	1,000	1,000
Other assets	2,244	2,008
TOTAL LONG TERM ASSETS	61,200	62,784

TOTAL ASSETS	$119,085	$118,258

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$7,940	$9,516
Accrued restructuring	4,128	4,816
Accrued and other current liabilities	13,578	13,289
Accrued income taxes	2,510	1,885
Deferred revenues	12,240	8,388
TOTAL CURRENT LIABILITIES	40,396	37,894

Deferred taxes	420	421
Accrued liability due to former parent	9,000	9,000
Other liabilities	890	793
TOTAL LIABILITIES	$50,706	$48,108

Commitments and contingencies (see note 2)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,103,147 shares outstanding at March 31, 2002	151	150
Other stockholders’ equity	68,228	70,000
TOTAL STOCKHOLDERS’ EQUITY	68,379	70,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,085	$118,258

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001

REVENUES:
Software fees	$1,440	$3,153
Software services	20,848	21,454
Interactive marketing	22,672	19,471
TOTAL REVENUES	44,960	44,078

OPERATING COSTS:
Software fees	726	1,697
Software services	15,106	16,657
Interactive marketing	19,259	15,931
TOTAL OPERATING COSTS	35,091	34,285

Research & development	1,939	2,365
Selling and administrative expenses	7,596	9,261
Depreciation and amortization	1,838	5,361
Spin related costs	—	210
OPERATING LOSS	(1,504)	(7,404)
Other expense—net	(100)	(78)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,604)	(7,482)
Income tax provision	(341)	(2,165)
NET LOSS	$(1,945)	$(9,647)
Goodwill Amortization	—	2,934
ADJUSTED NET LOSS	$(1,945)	$(6,713)

Net loss per share of common stock: basic and diluted	$(0.13)	$(0.65)
Adjusted net loss per share of common stock: basic and diluted	$(0.13)	$(0.45)
Weighted average shares outstanding: basic and diluted	15,067	14,872

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,945)	$(9,647)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,838	5,361
Amortization of capitalized computer software	595	517
Restructuring payments	(688)	—
Deferred income taxes	—	12
Changes in operating assets and liabilities:
Accounts and other receivable	(227)	(1,073)
Accounts payable	(1,557)	(271)
Accrued liabilities and other current liabilities	347	(1,645)
Accrued income taxes	632	2,034
Deferred revenues	3,886	3,805
Other	(573)	(3,933)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,308	(4,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(456)	(703)
Additions to computer software	—	(19)
Other	—	(189)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(456)	(911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital leases	(65)	—
Payments for deferred loan fees	—	(195)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(65)	(195)

Effect of exchange rate changes on cash and cash equivalents	14	69
Increase (decrease) in cash and cash equivalents	1,801	(5,877)
Cash and cash equivalents, beginning of period	9,578	19,768
Cash and cash equivalents, end of period	$11,379	$13,891

Supplemental Disclosure of Cash Flow Information:

Cash payments for foreign, state and local income taxes were $31 and $261 for the three months ended March 31, 2002 and 2001, respectively.

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of SYNAVANT Inc. (the “Company” or “SYNAVANT”) on Form 10-K.  These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets, and amounts of revenues and expenses.  Actual results may differ from those estimated.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  Certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules and regulations.  However, management believes that the disclosures made are adequate for a fair presentation of the results of all interim periods reported herein.

Organization.  SYNAVANT serves the biopharmaceutical and healthcare industries through its three core business categories:  implementing and supporting pharmaceutical-specific customer relationship management (“CRM”) solutions, developing interactive marketing programs and medical professional databases, and offering strategic consulting services that support clinical research, sales and marketing decision-making and program implementation.  SYNAVANT is composed of the automated sales and marketing support businesses which were formerly part of IMS HEALTH INCORPORATED (“IMS HEALTH”) which operated under the name IMS HEALTH Strategic Technologies, Inc. (“ST”); certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH’s former interactive and direct marketing businesses, including the business of Clark-O’Neill, Inc. (“Clark O’Neill”), formerly a wholly owned subsidiary of IMS HEALTH; and a 51% interest in Permail Pty., Ltd. (“Permail”).  On August 31, 2000, shares of SYNAVANT were distributed to shareholders of IMS HEALTH following the conveyance of assets and stock of entities comprising the SYNAVANT business into SYNAVANT Inc., a Delaware corporation.

Reclassifications.  Certain prior period amounts have been reclassified to conform with current period presentation.

Earnings Per Share.  Basic and diluted earnings per share (“EPS”) are calculated in accordance with Statement of Financial Standards No. 128. For the Company’s calculation, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for the three month periods ended March 31, 2002 and 2001 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. Options to purchase 7,102,362 shares of common stock at a weighted average price of $9.20 were outstanding but not included in the computation of diluted EPS for the three months ended March 31, 2002.

Recently Issued Accounting Standards.  In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and other Intangibles”. Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For the Company, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002, and has been adopted by the Company as of the effective date.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later then January 1, 2003.

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, “Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company has adopted this statement effective January 1, 2002.

The Company does not expect a material impact relating to the implementation of these recently issued statements on its results of operations, financial position and cash flows.

NOTE 2. CONTINGENCIES

SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT’s consolidated financial position. In addition to these immaterial items, the Company is subject to certain other contingencies discussed below.

In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter (“Distribution Liabilities”). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9.0 million for the Distribution Liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company has recorded a $9.0 million liability associated with these matters as part of the Distribution. The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9.0 million is due and payable in 2003. In concurrence with the Foothill Facility obtained by the Company (See “Management’s Discussion and Analysis—Liquidity and Capital Resources”), IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities until 2005. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9.0 million, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

NOTE 3. RESTRUCTURING CHARGE

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations.  This action resulted in a reduction in personnel by approximately 6% to 8% worldwide.  The Company completed the first two steps in the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge of $7.5 million for 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  There has been no additional restructuring charge taken in 2002.  Of the $7.5 million charge, $2.6 million was paid during 2001, $0.7 million in the three months ended March 31, 2002 and the remainder expected to be paid within the next twelve to twenty-four months.

NOTE 4. INCOME TAX

The Company’s consolidated tax provision was $0.3 million for the three months ended March 31, 2002 compared with a provision of $2.2 million for the same period in the prior year.  The Company’s effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

NOTE 5. OPERATIONS BY SEGMENT

The Company delivers pharmaceutical relationship management solutions globally in approximately 30 countries. The Company’s chief operating decision–makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company’s country of domicile. The Europe Segment includes, but is not limited to, the operations of the United Kingdom, which is the largest region in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.

	Americas	Europe	Asia Pacific	Total
	(Dollar amounts in thousands)
Three Months Ended March 31, 2002
Operating revenues	$29,786	$12,254	$2,920	$44,960
Segment operating income (loss)	(843)	(355)	(306)	(1,504)
Non-operating income (loss)	218	(342)	24	(100)
Loss before income taxes	(625)	(697)	(282)	(1,604)
Provision for income taxes				(341)
Net loss				(1,945)
Segment total depreciation and amortization	(1,986)	(333)	(114)	(2,433)
Segment capital expenditures	293	141	22	456
Identifiable assets at March 31, 2002	$85,356	$28,230	$5,499	$119,085

	Americas	Europe	Asia Pacific	Total
Three Months Ended March 31, 2001
Operating revenues	$25,543	$14,977	$3,558	$44,078
Segment operating income (loss)	(7,953)	1,104	(555)	(7,404)
Non-operating income (loss)	(390)	386	(74)	(78)
Loss before income taxes	(8,343)	1,490	(629)	(7,482)
Provision for income taxes				(2,165)
Net loss				(9,647)
Segment total depreciation and amortization	(5,499)	(218)	(161)	(5,878)
Segment capital expenditures	182	310	211	703
Identifiable assets at March 31, 2001	$101,070	$42,179	$6,595	$149,844

Information about the Company’s operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World (2)	Total

Three Months Ended March 31, 2002
Operating revenues	$28,126	$4,848	$2,679	$9,307	$44,960
Long-lived assets(1)	52,741	3,138	669	2,407	58,955
Three Months Ended March 31, 2001
Operating revenues	$23,942	$5,757	$3,296	$11,083	$44,078
Long-lived assets(1)	69,132	3,914	851	3,031	76,928

(1)                                  Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)                                  Rest of World is primarily comprised of operations in Europe.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward-looking statements are based on management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: risks associated with competition from other providers of customer relationship management solutions; customer decisions favoring competitor products, solutions and/or services; the ability to obtain additional financing on satisfactory terms to meet future capital requirements; loss of key personnel; failure to introduce new or enhanced products in a timely manner; defects in our products and delays related to market adoption of our software; consolidation of the pharmaceutical industry; fluctuations in quarterly and/or annual operating results that may adversely affect the market price of our common stock; operating on a global basis; the ability to protect our intellectual property; product infringement claims; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; the ability to successfully maintain historic effective tax rates; and regulatory, legislative and enforcement initiatives. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading “Factors That May Affect Future Performance.” The Company assumes no obligation to update any such forward-looking statements.

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in Item I of this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

SIEBEL ALLIANCE

On July 14, 2000, SYNAVANT entered into a strategic alliance (the “Alliance”) with Siebel Systems Inc. (“Siebel”), a leading provider of eBusiness application software. Through the Alliance, the companies intended to jointly develop, market and sell pharmaceutical and healthcare related versions of Siebel’s eBusiness software applications as part of a joint offering.

As part of the Alliance, SYNAVANT and Siebel entered into:  (1) a Value Added Industry Remarketer Agreement (the “Reseller Agreement”), (2) a Siebel Alliance Program Master Agreement (the “Alliance Agreement”), and (3) a license of certain Siebel software for SYNAVANT’s internal use.  Pursuant to the Reseller Agreement, Siebel appointed SYNAVANT as a non-exclusive distributor of certain Siebel licensed software. Under the Agreement, SYNAVANT had the right to distribute Siebel software products to companies in the life sciences industry (e.g., pharmaceutical, biotechnology and healthcare companies) worldwide in conjunction with SYNAVANT’s own proprietary software and services.  As part of the arrangement, Siebel and SYNAVANT shared in the fees generated from the licensing of the Siebel software when contracted by SYNAVANT as part of a joint offering.  The Alliance Agreement has been superceded by a new Siebel Alliance Program Master Agreement (“the Revised Alliance Agreement”) entered into by SYNAVANT and Siebel on December 31, 2001 (“Revised Alliance”).

Under the Revised Alliance, SYNAVANT and Siebel have agreed to terminate the Reseller Agreement, revise the Alliance Agreement and to continue the license of certain Siebel software for SYNAVANT’s internal use.  In addition to terminating the Reseller Agreement, the Revised Alliance also results in the following:

•                  SYNAVANT is designated as a “Strategic Consulting Partner”;

•                  Siebel no longer shares in revenue associated with the sale of SYNAVANT software licenses;

•                  SYNAVANT no longer has restrictions on its product development, including Cornerstone and Premiere;

•                  SYNAVANT is no longer required to exclusively support Siebel software; and

•                  SYNAVANT is able to support a broader product set including Siebel eMedical, eClinical as well as Employee Relationship Management (“ERM”).

A chief difference between this new partner status and the previous one is that SYNAVANT is no longer a Siebel Value Added Reseller (“VAR”) and therefore no longer sells Siebel licenses.  This eliminates any channel conflict for license sales, allowing SYNAVANT to concentrate on delivering its core competencies of consulting, implementation and support services for Siebel technology in a manner that achieves high value.  Another important benefit of this new partner status is that SYNAVANT has additional rights to implement and support Siebel’s eMedical, eClinical and ERM applications, providing a broader revenue opportunity from the life sciences area.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, restructuring costs, and litigation.

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

Revenue recognition.  The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.  Revenues consist of software license fees, related maintenance and software service fees, database and information services, and interactive marketing programs.  Deferred revenue consists of maintenance billings due in advance of service periods, and other software and project billings for which services have not yet been completed.  The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and 101B, and AICPA Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, as amended by SOP Nos. 98-4 and 98-9.

In cases where services to be provided are not essential to the functionality of the software, the Company has sufficient vendor specific objective evidence (“VSOE”) of fair value of the elements to recognize the revenue separately.  The Company has determined the VSOE of its software license fee based on the consistent per user license fee charged to its customers. The VSOE of the software service element is based on the price of the software services when sold separately. The Company accounts for the maintenance and support element separately using VSOE, which is determined based on the customer renewal fees for such services.

The Company’s software services derives a portion of its revenue from contracts recorded using the percentage of completion method of accounting based on labor input measures, which require the accurate estimation of the cost, scope and duration of each engagement.  If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future software service margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.  Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.   Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for uncollectible accounts.  Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured.  Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable.  Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period.  The Company provides specific amounts for known individual accounts which have deterioriated and general amounts for changes that are indicators of future deterioration.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

•                  Significant decline in the Company’s stock price for a sustained period; and

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

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective January 1, 2002, and as a result, we ceased amortization of the remaining $41.2 million of goodwill.  The Company recorded approximately $11.7 million of goodwill amortization during 2001.  In lieu of amortization, we are required to perform a periodic impairment review of the goodwill.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This amortization is based on the estimated useful lives of the underlying acquired business or underlying assets.  The Company is currently assessing the impact of these pronouncements and does not expect them to have a material impact on its results of operations and financial condition.

The impact of SFAS No. 142 on previously reported results follows.

	March 31, 2002	March 31, 2001

Reported net loss	$(1,945)	$(9,647)
Add back: Goodwill amortization	—	2,934
Adjusted net loss	$(1,945)	$(6,713)

Earning per share – basic and diluted
Reported net loss	(0.13)	(0.65)
Goodwill amortization	—	0.20
Adjusted net loss	(0.13)	(0.45)

Income taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet.  The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The Company has recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial condition and results of operations.

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

Restructuring costs.  The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs.  Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of sub-lessees and our success at negotiating early termination agreements with lessors.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

Legal contingencies.  The Company is currently involved in certain legal proceedings as disclosed in Note 2.  The Company has accrued an estimate of the probable costs for the resolution of these claims.  This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  The Company does not believe these proceedings will materially affect SYNAVANT’s financial position, although no assurance can be given as to the ultimate outcome of any such proceedings.

The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001.

REVENUE

Total revenues for the three months ended March 31, 2002 increased by $0.9 million and 2.0% to $45.0 million from $44.1 million for the three months ended March 31, 2001. The overall revenue increase was driven by an increase in interactive marketing, partially offset by decreases in software fees and software service fees, along with a stronger U.S. Dollar.  Excluding the impact of a stronger U.S. Dollar, revenues increased by 3.5%.

SOFTWARE FEES.  Software fees decreased to $1.4 million for the three months ended March 31, 2002 from $3.1 million for the three months ended March 31, 2001, a decrease of $1.7 million and 54.8%. The decrease in Software fees is primarily due to significant customer sales representative expansions in the U.S. during the prior year.  Software fees have declined, and are expected to continue to decline in future periods, as the Company is no longer a Siebel VAR (See Siebel Alliance) and due to the discontinuance of ongoing development of certain of the Company’s legacy products.  Excluding the impact of a stronger U.S. Dollar, Software fees revenue decreased 53.3%.

SOFTWARE SERVICES.  Software services revenue decreased to $20.8 million for the three months ended March 31, 2002 from $21.4 million for the three months ended March 31, 2001, a decrease of $0.6 million and 2.8%. The decrease in revenue from Software services is principally due to fluctuations in foreign currency exchange rates and the absence of certain hardware rebills associated with a customer sales representative expansion in the U.S. during 2001.  Excluding the impact of a stronger U.S. dollar, Software services revenue was essentially flat, a decrease of 1.3%.

INTERACTIVE MARKETING.  Interactive marketing revenue increased to $22.7 million for the three months ended March 31, 2002 from $19.5 million for the three months ended March 31, 2001, an increase of $3.2 million and 16.4%. The increase in revenue from Interactive marketing is primarily due to a large product communications program implemented for a customer in the U.S., partially offset by a stronger U.S. dollar.  Excluding the impact of a stronger U.S. Dollar, Interactive marketing revenue increased by 18.1%.

OPERATING COSTS

COST OF SOFTWARE FEES.  Cost of Software fees decreased to $0.7 million for the three months ended March 31, 2002, from $1.7 million for the three months ended March 31, 2001, a decrease of $1.0 million and

58.8%.  The decrease relates to the decrease in Software fees revenue, partially offset by an increase in amortization of capitalized software costs.

COST OF SOFTWARE SERVICES.  Cost of Software services decreased to $15.1 million for the three months ended March 31, 2002, from $16.7 million for the three months ended March 31, 2001, a decrease of $1.6 million and 9.6%. The decrease in Cost of Software services is primarily due to lower Software services revenues, the product mix of services, cost containment actions and the impact of a stronger U.S. Dollar.

COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue increased to $19.3 million for the three months ended March 31, 2002, from $15.9 million for the three months ended March 31, 2001, an increase of $3.4 million or 21.4%.  The increase in the Cost of Interactive marketing is primarily driven by the revenue increase.  A large product communications program implemented for a customer in the U.S., included significant postage related fees, which are pass-through costs to the customer.  The cost of this program, including postage, was the primary driver of the increase in costs.

GROSS MARGIN

The Company calculates gross margin as revenue less operating costs as categorized in the Company’s consolidated financial statements.  The following table summarizes the Company’s gross margin information in dollars and as a percentage of the associated revenues for the three months ended March 31, 2002 and the comparable period for the prior year.

	3/31/01 Gross Margin		3/31/01 Gross Margin
Software fees	$714	49.6%	$1,456	46.2%
Software services	5,742	27.5	4,797	22.4
Interactive marketing	3,413	15.1	3,540	18.2

Total	$9,869	22.0%	$9,793	22.2%

Total gross margin for the three months ended March 31, 2002 increased by $0.1 million and remained essentially unchanged as a percentage of revenue at 22.0%.  The Company experienced improved software services margins, partially offset by a decline in software fee margins, due to an ongoing transition to a software services model from a proprietary software business.  Based on this transition, the Company expects software fee gross margin to continue to decline compared to prior years.  The increase in software services gross margins were also partially offset by lower interactive marketing margins as a percentage of revenue due to postage costs associated with the large product communications program discussed above.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 20.8% to $1.9 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001.  The decline in research and development costs is principally attributable to a de-emphasis on proprietary software development.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses decreased to $7.6 million for the three months ended March 31, 2002 from $9.3 million for the three months ended March 31, 2001, a decrease of $1.7 million or 18.3%.  The decrease in Selling and administrative expenses is principally due to cost containment actions taken during the second half of 2001.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended

March 31, 2002 declined to $1.8 million from $5.4 million for the same period in the prior year.  The decline is due to the absence of Goodwill amortization during 2002 in accordance with new accounting standards that eliminated the amortization of goodwill (See Note 1. Recently Issued Accounting Standards).

OPERATING LOSS

Operating loss decreased to $1.5 million for the three months ended March 31, 2002 compared with an operating loss of $7.4 million for the three months ended March 31, 2001.  The $5.9 million decrease in operating loss is primarily due to the absence of goodwill amortization and cost containment actions taken during the second half of 2001.

RESTRUCTURING

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations.  This action resulted in a reduction in personnel by approximately 6% to 8% worldwide.  The Company completed the first two steps in the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge of $7.5 million for 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  There has been no additional restructuring charge taken in 2002.  Of the $7.5 million charge, $2.6 million was paid during 2001, $0.7 million in the three months ended March 31, 2002 and the remainder expected to be paid within the next twelve to twenty-four months.

TAXES

The Company had a consolidated tax provision of $0.3 million for the three months ended March 31, 2002, compared with a provision of $2.2 million for the three months ended March 31, 2001.  The change reflects the impact of global tax planning initiatives. The Company’s effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

RESULTS BY SEGMENT

THE AMERICAS.  Revenue for the three months ended March 31, 2002 was $29.8 million compared with $25.5 million for the three months ended March 31, 2001. The increase was due to improved interactive marketing revenue driven by a large product communications program implemented for a customer in the U.S.  The operating loss for the three months ended March 31, 2002 was $0.8 million compared to a loss of $8.0 million for the three months ended March 31, 2001 primarily due to improved revenues, the absence of goodwill amortization and cost containment actions taken during the second half of 2001.

EUROPE.  Revenue for the three months ended March 31, 2002 was $12.3 million compared with $15.0 million for the three months ended March 31, 2001. Lower Interactive marketing volumes and the negative impact of foreign currency fluctuations were the primary factors for revenue decreasing by $2.7 million.  Operating income for the three months ended March 31, 2002 decreased to a loss of $0.4 million from income of $1.1 million in the three months ended March 31, 2001 due to lower revenues.

ASIA PACIFIC.  Revenue for the three months ended March 31, 2002, decreased to $2.9 million compared to $3.6 million for the three months ended March 31, 2001. The decrease in revenue was primarily the result of lower interactive marketing revenues in Australia and the negative impact of foreign currency fluctuations. The improved operating loss for the three months ended March 31, 2002 was $0.3 million compared to an operating loss of $0.6 million for the three months ended March 31, 2001.  The operating loss improvement, despite the decrease in revenue, is due to cost containment actions taken in the second half of 2001.

NON-U.S. OPERATING AND MONETARY ASSETS

SYNAVANT operates globally, deriving 37.4% of its revenues in the first three months of 2002 from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar.  Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders’ equity.  The effect of exchange rate changes during the three months ended March 31, 2002 had minimal impact on the U.S. Dollar amount of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

On April 27, 2001, SYNAVANT Inc. entered into a revolving credit facility with Foothill Capital Corporation (the “Foothill Facility”), a wholly-owned subsidiary of Wells Fargo & Company.  The Foothill Facility has a term of five years with a maximum credit line of $20 million. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. The Company is required to maintain certain financial covenants relating to earnings, net worth and capital expenditures.  The Company has met these covenants for the first quarter of 2002.  As of March 31, 2002, the Company has not required the use of the Foothill Facility.  Concurrent with the Foothill Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 2) until January 1, 2005.  The Company filed an 8-K on May 8, 2001 related to the closing of the Foothill Facility.

We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under our credit facility, and cash flow from operations. If our expectations change due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated.

CASH FLOWS

Net cash provided by operating activities totaled $2.3 million for the three months ended March 31, 2002 compared with net cash used in operating activities of $4.8 million for the three months ended March 31, 2001. The increase of $7.1 million primarily reflects a smaller Net Loss and timing in working capital, partially offset by payments related to restructuring (See Note 3).

Net cash used in investing activities totaled $0.5 million for the three months ended March 31, 2002 compared with cash used in investing activities of $0.9 million for the three months ended March 31, 2001. The improvement in the cash outflow of $0.4 million was primarily due to lower capital expenditures.

Net cash used in financing activities totaled $0.1 million for the three months ended March 31, 2002 compared with net cash used in financing activities of $0.2 million for the three months ended March 31, 2001. The improvement in cash flows was due to the payment of deferred loan fees associated with the Foothill Facility in 2001, partially offset by payments in 2002 related to certain capital equipment leases.

CHANGES IN FINANCIAL POSITION AT MARCH 31, 2002 COMPARED WITH DECEMBER 31, 2001

Cash and cash equivalents were $11.4 million as of March 31, 2002 compared with $9.6 million as of December 31, 2001. The increase in cash and cash equivalents of $1.8 million was primarily due to an improved net loss for the period as well as the timing in working capital requirements.

Accounts and Other Receivables—Net.  Increased to $39.9 million at March 31, 2002 from $39.8 million at December 31, 2001 due to increased deferred revenues offset by improved collections.

Other Current Assets.  Increased $0.5 million to $6.6 million primarily due to an increase in prepaid expenses associated with advances on certain subcontracted projects in our U.S. interactive marketing business.

Computer Software.  Decreased $1.2 million to $6.2 million due to amortization of the remaining book value based on the greater of straight line or revenue based amortization.

Goodwill—Net.  Remained unchanged as this balance is no longer amortized in accordance with new accounting guidelines (See Note 1. Recently Issued Accounting Standards).

Accrued Restructuring.   Decreased by $0.7 million due to severance payments made during 2002.

Accounts Payable.  Decreased by $1.6 million due to the timing of certain year-end related payments.

Accrued and Other Current Liabilities.  Increased to $16.1 million at March 31, 2002 from $15.2 million at December 31, 2001. The increase reflected the accrual of quarterly estimated income taxes, employee bonuses and professional fees, partially offset by certain payments related to 2001 liabilities.

Deferred Revenue.  Increased to $12.2 million at March 31, 2002 from $8.4 million at December 31, 2001. The increase related to the billing of annual software maintenance contracts.

Total Equity.  Decreased to $68.4 million at March 31, 2002 from $70.2 million at December 31, 2001. The reduction was primarily due to the Net Loss during the period.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating our Company and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward–looking statements.

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

Increased competition is anticipated based on the growing strategic focus on Customer Relationship Management (“CRM”) and the success of Siebel’s E-Business solutions.  Large established companies, such as Oracle, SAP and Microsoft, that are well established providers of ERP software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel technology.

The Company typically contracts with customers for a three year license and support agreement for software products.  At the end of the contract the customer may renew their agreement, normally for a one to two year period.  Past experience has indicated that the Company’s customers typically reassess these contracts every three to five years.  As customers reassess their requirements, the Company may not be able to renew the agreements, and may not be selected to provide implementation and/or support services even if a Siebel solution is selected by the customer.  The Company estimates that during 2002, between 15% to 20% of its worldwide revenue base will be evaluating and concluding on which software products will be utilized by its sales force in future years.

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

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes.  As of March 31, 2002, the Company had cash and cash equivalents of $11.4 million and availability under the revolving credit facility with Foothill Capital Corporation (See Liquidity and Capital Resources).  To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms. In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.

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

OUR FAILURE TO INTRODUCE NEW OR ENHANCED PRODUCTS IN A TIMELY MANNER COULD RENDER OUR PRODUCTS OBSOLETE AND UNMARKETABLE.

We compete in businesses that provide and market sophisticated information systems, software and other technology. We expect that these systems, software and other technology will be subject to refinements as such systems and underlying technologies are upgraded and advanced. As various systems and technologies become outdated, we may not be able to enhance or replace them, to enhance or replace them as quickly as our competition, or to introduce and market new or enhanced products and services in the future on schedule and on a cost-effective basis.  Our failure to provide and market new or enhanced products that compete with other available products could materially and adversely affect our business, results of operations and financial condition.

Our success will depend, in part, upon our ability to:

•                  continue to provide best-in-class enterprise solutions;

•                  continue to develop best-in-class CRM solutions;

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

DEFECTS IN OUR PRODUCTS COULD DELAY MARKET ADOPTION OF OUR SOFTWARE OR CAUSE US TO COMMIT SIGNIFICANT RESOURCES TO REMEDIAL EFFORTS.

Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. We could be forced to delay the commercial release of products until software problems have been corrected. We could lose revenues as a result of software errors or defects. Our products are intended for use in sales and marketing applications that may be critical to a customer’s business. As a result, we expect that customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results or financial condition.  The foregoing would also be applicable to Siebel products around which future services would be based.  With respect to such products, we would also depend on Siebel for the correction of errors and the delivery of any required modifications relating to such products.

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

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We believe that our quarterly and annual operating results could fluctuate significantly in the future, and our results of operations could fall below the expectations of securities analysts and investors.  If this occurs or if market analysts perceive that it will occur, our market value could decrease substantially.  The selection of a CRM software product and service partners often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer’s license of the software and project implementation.  As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer.  Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer’s sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

•                  changes in the demand for our products;

•                  the timing, composition and size of orders from our customers;

•                  customer spending patterns and budgetary resources;

•                  lower contribution margin associated with an expected decline in license fee revenue;

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

•                  the burdens of complying with a wide variety of foreign laws, including data privacy laws; and

•                  political instability.

EXPOSURE TO CERTAIN DISTRIBUTION LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

We are subject to certain material liabilities associated with certain matters relating to activities prior to the Distribution.  As a condition to our spin-off from IMS HEALTH, we are required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH’s obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350 million in damages.  Pursuant to our agreement with IMS HEALTH, IMS HEALTH will indemnify the Company for any liability we incur in connection with such Distribution liabilities in excess of $9.0 million, which has been recorded in the consolidated financial statements.  Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in our obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE UNABLE TO GENERATE SUFFICIENT CASH FLOWS TO ADEQUATELY FUND CERTAIN DISTRIBUTION LIABILITIES.

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

WE MAY BE SUBJECT TO TAXATION IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX FREE TRANSACTION.

If the distribution of SYNAVANT shares of common stock to IMS HEALTH shareholders, pursuant to the spin-off, were not to qualify under Section 355 of the Internal Revenue Code, the aggregate corporate tax liability could be approximately $100 million and SYNAVANT could be severally liable for such tax.  In the event that SYNAVANT were obligated to fund a substantial portion of such liability, it would have a material adverse effect on SYNAVANT’S financial condition.  Moreover, each IMS HEALTH stockholder that received shares of SYNAVANT common stock in the spin-off would be treated as if such stockholder had received a taxable distribution in an amount equal to the fair market value of the SYNAVANT common stock received.

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL.

We currently distribute controlled substances to doctors’ offices through the mail as part of certain interactive marketing programs we provide on behalf of pharmaceutical manufacturers. It is important to our business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

WE RELY ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect our proprietary technology. The steps we have taken or will take in the future may not prevent misappropriation of our technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite our efforts to protect our products’ proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

CLAIMS AGAINST US REGARDING OUR PROPRIETARY TECHNOLOGY COULD REQUIRE US TO PAY LICENSING OR ROYALTY FEES OR TO MODIFY OR DISCONTINUE OUR PRODUCTS.

Any claim that our products infringe on the intellectual property rights of others could materially and adversely affect our business, results of operations and financial condition. Because knowledge of a third party’s patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against us are a continuing risk.

Infringement claims could cause product release delays, require the redesign our products or require us to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against us regarding our proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify us from claims of infringement. However, licensors may be unable to indemnify us fully for such claims, if at all.

If a court determines that one of our products violates a third party’s patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as we may have to:

•                  pay licensing fees or royalties to continue selling the product;

•                  incur substantial expense to modify the product so that the third party’s patent or other intellectual property rights no longer apply to the product; or

•                  stop selling the product.

In addition, if a court finds that one of our products infringes a third party’s patent or other intellectual property rights, then we may be liable to that third party for actual damages and attorneys’ fees. If a court finds that we willfully infringed on a third party’s patent, the third party may be able to recover treble damages, plus attorneys’ fees and costs.

OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND OUR AGREEMENT WITH IMS HEALTH CONTAIN PROVISIONS THAT MAY DISCOURAGE A TAKEOVER.

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that may have the effect of discouraging an acquisition of control of the Company not approved by our Board of Directors.  Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company, although such proposals, might be considered desirable by a majority of our stockholders.  Such provisions could further have the effect of making it more difficult for third parties to cause the replacement of our Board of Directors. These provisions include:

•                  the availability of capital stock for issuance from time to time at the discretion of our Board of Directors;

•                  prohibitions against stockholders calling a special meeting of stockholders or acting by written consent in lieu of a meeting;

•                  requirements for advance notice for raising business or making nominations at stockholders’ meetings;

•                  the ability of our Board of Directors to increase the board and appoint directors to newly created directorships;

•                  a classified Board of Directors; and

•                  higher than majority requirements to make certain amendments to our By-Laws and Certificate of

Incorporation.

These provisions have been designed to enable us to develop our businesses and foster our long-term growth without disruptions caused by the threat of a takeover not deemed by our Board of Directors to be in the best interests of the Company and our stockholders.  In addition, under the Distribution Agreement we entered into with IMS HEALTH, we agree that until August 31, 2002 we will not, among other things, merge or consolidate with another corporation, sell or transfer all or substantially all of our assets, or take any other action which would result in one or more persons acquiring a 50 percent or greater interest in us, unless, before taking such action, we obtain a written opinion of a law firm or a ruling from the Internal Revenue Service that such action will not affect the tax-free treatment of the distribution.  Such provisions may have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company.

We have a stockholder rights plan that is designed to protect our stockholders in the event of an unsolicited offer and other takeover tactics that, in the opinion of our Board of Directors, could impair the Board’s ability to represent stockholder interests. The provisions of our stockholder rights plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth in “Non-U.S. Operating and Monetary Assets” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is also set forth in “Note 2 Contingencies” of the Notes to Consolidated Financial Statements.

Item 2. Changes In Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On January 7, 2002, the Company filed Form 8-K under Item 5 announcing that it had entered into a new worldwide strategic consulting partner alliance with Siebel Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT INC.

Signature		Title	Date

By:	/s/ WAYNE P. YETTER	Chairman and Chief Executive Officer (Principal Executive Officer)	May 15, 2002
Wayne P. Yetter

By:	/s/ CLIFFORD A. FARREN, JR.	Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2002
Clifford A. Farren, Jr.