Form 10-Q
period 2002-06-30
SYNAVANT INC
filed 2002-08-13
CIK 1116141

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at July 31, 2002
Common Stock, par value $.01 per share	15,160,567 Shares

SYNAVANT Inc.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$11,782	$9,578
Accounts receivable—net	39,581	39,574
Other receivables	223	209
Other current assets	5,804	6,113
TOTAL CURRENT ASSETS	57,390	55,474

Property, plant and equipment—net	12,138	11,210
Computer software—net	4,911	7,410
Goodwill—net	41,156	41,156
Long term notes receivable	1,000	1,000
Other assets	2,207	2,008
TOTAL LONG TERM ASSETS	61,412	62,784
TOTAL ASSETS	$118,802	$118,258

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$9,229	$9,516
Accrued restructuring	3,285	4,816
Accrued and other current liabilities	15,738	13,289
Accrued income taxes	3,231	1,885
Deferred revenues	9,249	8,388
TOTAL CURRENT LIABILITIES	40,732	37,894

Deferred taxes	430	421
Accrued liability due to former parent	9,000	9,000
Other liabilities	1,413	793
TOTAL LIABILITIES	$51,575	$48,108

Commitments and contingencies (see note 2)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,153,065 shares outstanding at June 30, 2002	152	150
Other stockholders’ equity	67,075	70,000
TOTAL STOCKHOLDERS’ EQUITY	67,227	70,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,802	$118,258

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Software fees	$1,086	$4,019	$2,526	$7,172
Software services	22,107	22,296	42,956	43,750
Interactive marketing	20,396	20,358	43,068	39,829
TOTAL REVENUES	43,589	46,673	88,550	90,751

OPERATING COSTS:
Software fees	807	2,321	1,534	4,573
Software services	15,319	17,580	30,428	33,590
Interactive marketing	16,865	16,897	36,124	32,828
TOTAL OPERATING COSTS	32,991	36,798	68,086	70,991

Research & development	1,593	2,089	3,532	4,454
Selling and administrative expenses	8,315	8,824	15,911	18,177
Depreciation and amortization	1,868	5,338	3,705	10,699
Spin related costs	—	350	—	560
OPERATING LOSS	(1,178)	(6,726)	(2,684)	(14,130)

Other income-net	131	299	34	221
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,047)	(6,427)	(2,650)	(13,909)

Income tax (Provision) Benefit	(681)	213	(1,022)	(1,952)
NET LOSS	$(1,728)	$(6,214)	$(3,672)	$(15,861)

Net loss per share of common stock: basic and diluted	$(0.11)	$(0.42)	$(0.24)	$(1.07)
Weighted average shares outstanding: basic and diluted	15,103	14,909	15,085	14,891

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,672)	$(15,861)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,705	10,699
Amortization of capitalized computer software	1,190	1,034
Restructuring payments	(1,531)	—
Deferred income taxes	—	(11)
Changes in operating assets and liabilities:
Accounts and other receivable	1,397	140
Accounts payable	(699)	(1,014)
Accrued liabilities and other current liabilities	2,176	111
Accrued income taxes	1,209	356
Deferred revenues	630	(1,127)
Other	130	(3,008)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,535	(8,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,602)	(1,338)
Additions to computer software	(323)	(19)
Other	—	(307)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(2,925)	(1,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital leases	(185)	—
Payments for deferred loan fees	—	(195)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(185)	(195)

Effect of exchange rate changes on cash and cash equivalents	779	(97)
Increase (decrease) in cash and cash equivalents	2,204	(10,637)
Cash and cash equivalents, beginning of period	9,578	19,768
Cash and cash equivalents, end of period	$11,782	$9,131

Supplemental Disclosure of Cash Flow Information:

Cash payments for foreign, state and local income taxes were $177 and $1,784 for the six months ended June 30, 2002 and 2001, respectively.

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of SYNAVANT Inc. (the “Company” or “SYNAVANT”) on Form 10-K.  These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets, and amounts of revenues and expenses.  Actual results may differ from those estimated.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  Certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules and regulations.  However, management believes that the disclosures made are adequate for a fair presentation of the results of all interim periods reported herein.

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

Earnings Per Share.  Basic and diluted earnings per share (“EPS”) are calculated in accordance with Statement of Financial Standards No. 128. For the Company’s calculation, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for the three and six month periods ended June 30, 2002 and 2001 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive. Options to purchase 7,608,717 shares of common stock at a weighted average price of $9.17 were outstanding but not included in the computation of diluted EPS for the three or six months ended June 30, 2002.

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

There has been no material impact related to the implementation of these recently issued statements on its results of operations, financial position and cash flows.

In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability.  FAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter (“Distribution Liabilities”). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9.0 million for the Distribution Liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company recorded a $9.0 million liability associated with these matters as part of the Distribution in 2000. The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9.0 million is due and payable in January 2003. In concurrence with the Foothill Facility obtained by the Company (See “Management’s Discussion and Analysis—Liquidity and Capital Resources”), IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities until January 2005. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9.0 million, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

NOTE 3. RESTRUCTURING CHARGE

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge totaling $7.5 million recorded in 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  There has been no additional restructuring charge taken in 2002.  Of the $7.5 million charge, $4.2 million has been paid to date, with the remainder expected to be paid within the next twelve to eighteen months.

NOTE 4. INCOME TAX

The Company’s consolidated tax provision was $0.7 million and $1.0 million for the three and six months ended June 30, 2002, respectively.   For the same periods in the prior year, the Company maintained a benefit of $0.2 million for the three months and a provision of $2.0 million for the six months ended June 30, 2001.  The improvement in the tax provision is due to worldwide tax planning by the Company.  The Company’s effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

NOTE 5. OPERATIONS BY SEGMENT

The Company delivers pharmaceutical relationship management solutions globally in approximately 30 countries. The Company’s chief operating decision-makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company’s country of domicile. The Europe Segment includes, but is not limited to, the operations of the United Kingdom, which is the largest region in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.

	Americas	Europe	Asia Pacific	Total
	(Dollar amounts in thousands)
Six Months Ended June 30, 2002
Operating revenues	54,912	26,722	6,916	88,550
Segment operating income (loss)	(2,986)	616	(314)	(2,684)
Non-operating income (loss)	(314)	214	134	34
Income / (loss) before income taxes	(3,300)	830	(180)	(2,650)
Provision for income taxes				(1,022)
Net loss				(3,672)
Segment total depreciation and amortization	3,997	662	236	4,895
Segment capital expenditures	2,387	536	160	3,083
Identifiable assets at June 30, 2002	83,031	29,878	5,893	118,802

	Americas	Europe	Asia Pacific	Total
Six Months Ended June 30, 2001
Operating revenues	54,866	28,458	7,427	90,751
Segment operating income (loss)	(15,728)	1,769	(171)	(14,130)
Non-operating income (loss)	328	(130)	23	221
Income / (loss) before income taxes	(15,400)	1,639	(148)	(13,909)
Provision for income taxes				(1,952)
Net loss				(15,861)
Segment total depreciation and amortization	10,995	416	322	11,733
Segment capital expenditures	385	655	298	1,338
Identifiable assets at June 30, 2001	100,251	27,785	6,701	134,737

Information about the Company’s operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World(2)	Total

Six Months Ended June 30, 2002
Operating revenues	51,761	9,309	6,351	21,129	88,550
Long-lived assets(1)	52,613	3,350	711	2,530	59,204
Six Months Ended June 30, 2001
Operating revenues	51,809	10,893	6,851	21,198	90,751
Long-lived assets(1)	62,276	3,601	818	2,180	68,875

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

A chief difference between this new partner status and the previous one is that SYNAVANT is no longer a Siebel Value Added Reseller (“VAR”) and therefore no longer sells Siebel licenses.  This eliminates channel conflict for license sales, allowing SYNAVANT to focus on delivering its core competencies of consulting, implementation and support services for Siebel technology in a manner that achieves high value.  Another important benefit of this new partner status is that SYNAVANT has additional rights to implement and support Siebel’s eMedical, eClinical and ERM applications, providing a broader revenue potential opportunity within the life sciences area.

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

When the Company determines that the carrying value of long-lived assets, intangibles and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying amount of such assets.  The impairment loss, if applicable, is then calculated based on the fair value or the sum of the discounted cash flows compared to the carrying value.  The discounted cash flow method would use a discount rate determined by management to be commensurate with the risk inherent in the current business model.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective January 1, 2002, and as a result, we ceased amortization of the remaining $41.2 million of goodwill.  The Company recorded approximately $11.7 million of goodwill amortization during 2001.  In lieu of amortization, we are required to perform a periodic impairment review of the goodwill.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This amortization is based on the estimated useful lives of the underlying acquired business or underlying assets.  These pronouncements have not had a material impact on the Company’s results of operations, financial position and cash flows.

The impact of SFAS No. 142 on previously reported results follows.

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net loss	$(1,728)	$(6,214)	$(3,672)	$(15,861)
Add back: Goodwill amortization	—	2,933	—	5,867
Adjusted net loss	$(1,728)	$(3,281)	$(3,672)	$(9,994)

Loss per share – basic and diluted
Reported net loss	$(0.11)	$(0.42)	$(0.24)	$(1.07)
Goodwill amortization	—	0.20	—	0.39
Adjusted net loss	$(0.11)	$(0.22)	$(0.24)	$(0.68)

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The Company has recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets could be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial condition and results of operations.

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

Restructuring costs.  The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs.  Potential restructuring accruals related to contractual office lease obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of sub-lessees and our success at negotiating early termination agreements with lessors.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods we may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

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

Fair Value of Stock Options.  SFAS No. 123, “Accounting for Stock–Based Compensation”, requires that companies with tock–based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock incentive plans.  Accordingly, no compensation expense related to the issuance of stock options has been recognized for the three and six months ended June 30, 2002 and 2001.  The compensation cost for the SYNAVANT stock incentive plans based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, are disclosed on an annual basis in the Company’s Annual Report on Form 10-K.

However, the Company recognizes that as a result of recent events in the business and financial community, the accounting profession has been reevaluating practices concerning employee compensation and its accounting.  Therefore the Company will be evaluating the appropriateness of the practice of recording compensation expense as a result of the issuance of stock options, as it relates to the Company’s particular situation and set of circumstances.

The above listing is not intended to be a comprehensive list of all of our estimates and judgments or accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by US GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001.

REVENUE

Total revenues for the three months ended June 30, 2002 decreased by $3.1 million and 6.6% to $43.6 million from $46.7 million for the three months ended June 30, 2001. The overall revenue decrease was primarily driven by a decrease in Software fees, partially offset by the impact of a weaker U.S. Dollar.  Excluding the impact of a weaker U.S. Dollar, revenues decreased by 8.6%.

SOFTWARE FEES.  Software fees decreased to $1.1 million for the three months ended June 30, 2002 from $4.0 million for the three months ended June 30, 2001, a decrease of $2.9 million and 72.5%.  The decrease in Software fees is primarily due to a significant decline in customer sales representative expansions in the U.S. compared to the prior year.  Software fees have declined, and are expected to continue to decline in future periods, as the Company is no longer a Siebel VAR (See Siebel Alliance) and due to the discontinuance of ongoing development of certain of the Company’s legacy software products.  Excluding the impact of a weaker U.S. Dollar, Software fees revenue decreased 73.7%.

SOFTWARE SERVICES.  Software services revenue decreased to $22.1 million for the three months ended June 30, 2002 from $22.3 million for the three months ended June 30, 2001, a decrease of $0.2 million.  The decrease in revenue from Software services is principally due to a decrease of certain roll-out related revenues, such as hardware rebills, associated with customer sales representative expansions in the U.S.  Excluding the impact of a weaker U.S. dollar, Software services revenue decreased by 2.6%.

INTERACTIVE MARKETING.  Interactive marketing revenue remained essentially unchanged at $20.4 million for the three months ended June 30, 2002 compared with June 30, 2001.  Excluding the impact of a weaker U.S. Dollar, Interactive marketing revenue decreased by 2.3%.

OPERATING COSTS

COST OF SOFTWARE FEES.  Cost of Software fees decreased to $0.8 million for the three months ended June 30, 2002, from $2.3 million for the three months ended June 30, 2001, a decrease of $1.5 million and 65.2%.  The decrease relates to the decline in Software fees revenue, partially offset by an increase in amortization of capitalized software costs.

COST OF SOFTWARE SERVICES.  Cost of Software services decreased to $15.3 million for the three months ended June 30, 2002, from $17.6 million for the three months ended June 30, 2001, a decrease of $2.3 million and 13.1%. The decrease in Cost of Software services is primarily due to the change in product mix of services and cost containment actions.

COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue remained unchanged at $16.9 million for the three months ended June 30, 2002 from the same period in the prior year.  These costs remained consistent as a percentage of the Interactive marketing revenue for the three month period.

GROSS MARGIN

The Company calculates gross margin as revenue less operating costs as categorized in the Company’s consolidated financial statements.  The following table summarizes the Company’s gross margin information in dollars and as a percentage of the associated revenues for the three months ended June 30, 2002 and the comparable period for the prior year.

	6/30/02 Gross Margin		6/30/01 Gross Margin
	(in thousands)
Software fees	$279	25.7%	$1,698	42.2%
Software services	6,788	30.7%	4,716	21.2%
Interactive marketing	3,531	17.3%	3,461	17.0%

Total	$10,598	24.3%	$9,875	21.2%

Total gross margin for the three months ended June 30, 2002 increased by $0.7 million and improved as a percentage of revenue by 3.1% to 24.3%.  The Company experienced improved software services margins due to changes in product mix, reflecting a higher level of recurring service revenue and a lower level of one-time project related revenues and cost containment actions taken in the second half of 2001.  These improved software services margins were partially offset by a decline in software fee margins caused by a significant decline in customer sales representative expansions in the U.S. compared to the prior year.  Due to the ongoing transition to a software services model from a proprietary software business, the Company expects software fees to continue to decline as the Company is no longer a Siebel VAR and due to the discontinuance of ongoing development of certain of the Company’s legacy software products.  Interactive marketing gross margins remained essentially unchanged as compared to the same period in the prior year.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 23.8% to $1.6 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001.  The decline in research and development costs is principally attributable to a de-emphasis on proprietary software development.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses decreased to $8.3 million for the three months ended June 30, 2002 from $8.8 million for the three months ended June 30, 2001, a decrease of $0.5 million or 5.7%.  The decrease in Selling and administrative expenses is principally due to cost containment actions taken during the second half of 2001.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended June 30, 2002 declined to $1.9 million from $5.3 million for the same period in the prior year.  The decline is due to the absence of Goodwill amortization during 2002 in accordance with new accounting standards that eliminated the amortization of goodwill (See Note 1 Recently Issued Accounting Standards).

OPERATING LOSS

Operating loss decreased to $1.2 million for the three months ended June 30, 2002 compared with an operating loss of $6.7 million for the three months ended June 30, 2001.  The loss narrowed by $5.5 million primarily due to the absence of goodwill amortization, cost containment actions taken during the second half of 2001 and improved gross margins due to changes in the product mix.

RESTRUCTURING

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations.  The Company completed a large portion of the restructuring during 2001, resulting in the elimination of approximately 100 positions reflected in the charge of $7.5 million for 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  There has been no additional restructuring charge taken in 2002.  Of the $7.5 million charge recorded in 2001, $4.2 million has been paid through June 30, 2002.  The remainder is expected to be paid within the next twelve to eighteen months.

TAXES

The Company had a consolidated tax provision of $0.7 million for the three months ended June 30, 2002, compared with a tax benefit of $0.2 million for the three months ended June 30, 2001.  The change reflects the impact of global tax planning initiatives. The Company’s effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001.

REVENUE

Total revenues for the six months ended June 30, 2002 decreased by $2.2 million and 2.4% to $88.6 million from $90.8 million for the six months ended June 30, 2001. The overall revenue decrease was driven by a decrease in license fees, partially offset by increased interactive marketing services and the impact of a weaker U.S. Dollar.  Excluding the impact of a weaker U.S. Dollar, revenues decreased by 2.7%.

SOFTWARE FEES.  Software fees decreased to $2.5 million for the six months ended June 30, 2002 from $7.2 million for the six months ended June 30, 2001, a decrease of $4.7 million and 65.3%.  The decrease in Software fees is primarily due to a significant decline in customer sales representative expansions in the U.S. compared to the prior year.  Software fees have declined, and are expected to continue to decline in future periods, as the Company is no longer a Siebel VAR (See Siebel Alliance) and due to the discontinuance of ongoing development of certain of the Company’s legacy software products.

SOFTWARE SERVICES.  Software services revenue decreased to $43.0 million for the six months ended June 30, 2002 from $43.8 million for the six months ended June 30, 2001, a decrease of $0.8 million and 1.8%. The decrease in revenue from Software services is principally due to a decrease of certain hardware rebills associated with customer sales representative expansions in the U.S.

INTERACTIVE MARKETING.  Interactive marketing revenue increased to $43.1 million for the six months ended June 30, 2002 from $39.8 million for the six months ended June 30, 2001, an increase of $3.3 million and 8.3%. The increase in revenue from Interactive marketing is primarily due to a large product communications program implemented for a customer in the U.S.

OPERATING COSTS

COST OF SOFTWARE FEES.  Cost of Software fees decreased to $1.5 million for the six months ended June 30, 2002, from $4.6 million for the six months ended June 30, 2001, a decrease of $3.1 million and 67.4%.  The decrease relates to lower Software fees revenue and a better product mix, partially offset by an increase in amortization of capitalized software costs.

COST OF SOFTWARE SERVICES.  Cost of Software services decreased to $30.4 million for the six months ended June 30, 2002, from $33.6 million for the six months ended June 30, 2001, a decrease of $3.2 million and 9.5%.  The decrease in Cost of Software services is primarily due to lower Software services revenues, the product mix of services and cost containment actions.

COST OF INTERACTIVE MARKETING.  Cost of Interactive marketing revenue increased to $36.1 million for the six months ended June 30, 2002, from $32.8 million for the six months ended June 30, 2001, an increase of $3.3 million or 10.1%.  The increase in the Cost of Interactive marketing is primarily driven by the revenue increase.  A large product communications program implemented for a customer in the U.S., included significant postage related fees, which are pass-through costs to the customer.  The cost of this program, including postage, was the primary driver of the increase in costs.

GROSS MARGIN

The Company calculates gross margin as revenue less operating costs as categorized in the Company’s consolidated financial statements.  The following table summarizes the Company’s gross margin information in dollars and as a percentage of the associated revenues for the six months ended June 30, 2002 and the comparable period for the prior year.

	6/30/02 Gross Margin		6/30/01 Gross Margin

Software fees	$992	39.3%	$2,599	36.2%
Software services	12,528	29.2%	10,160	23.2%
Interactive marketing	6,944	16.1%	7,001	17.6%

Total	$20,464	23.1%	$19,760	21.8%

Total gross margin for the six months ended June 30, 2002 increased by $0.7 million and increased by 1.3% as a percentage of revenue to 23.1%.  The Company experienced improved software services margins and software fee margins as a percentage of revenue.  Based on the transition to a software services model from a proprietary software business, the Company expects software fee gross margin to decline in future periods compared to prior years.  The increase in software services gross margins were also partially offset by lower interactive marketing margins as a percentage of revenue due to postage costs associated with the large product communications program discussed above.

 OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 22.2% to $3.5 million for the six months ended June 30, 2002 from $4.5 million for the six months ended June 30, 2001.  The decline in research and development costs is principally attributable to a de-emphasis on proprietary software development.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses decreased to $15.9 million for the six months ended June 30, 2002 from $18.2 million for the six months ended June 30, 2001, a decrease of $2.3 million or 12.6%.  The decrease in Selling and administrative expenses is principally due to cost containment actions taken during the second half of 2001.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the six months ended June 30, 2002 declined to $3.7 million from $10.7 million for the same period in the prior year.  The decline is due to the absence of Goodwill amortization during 2002 in accordance with new accounting standards that eliminated the amortization of goodwill (See Note 1. Recently Issued Accounting Standards).

OPERATING LOSS

Operating loss improved to $2.7 million for the six months ended June 30, 2002 compared with an operating loss of $14.1 million for the six months ended June 30, 2001.  The loss narrowed by $11.4 million primarily due to the absence of goodwill amortization and cost containment actions taken during the second half of 2001.

RESTRUCTURING

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations.  The Company completed a large portion of the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge of $7.5 million for 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  There has been no additional restructuring charge taken in 2002.  Of the $7.5 million charge, $4.2 million has been paid through June 30, 2002 and the remainder expected to be paid within the next twelve to eighteen months.

TAXES

The Company had a consolidated tax provision of $1.0 million for the six months ended June 30, 2002, compared with a provision of $2.0 million for the six months ended June 30, 2001.  The change reflects the impact of global tax planning initiatives. The Company’s effective tax rate is different than the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

RESULTS BY SEGMENT

THE AMERICAS.  Revenue for the six months ended June 30, 2002 remained constant at $54.9 million as compared to the same period in the prior year.  The operating loss for the six months ended June 30, 2002 was $3.0 million compared to a loss of $15.7 million for the six months ended June 30, 2001 primarily due to the absence of goodwill amortization and cost containment actions taken during the second half of 2001.

EUROPE.  Revenue for the six months ended June 30, 2002 was $26.7 million compared with $28.5 million for the six months ended June 30, 2001.  Lower Software fees and Interactive marketing volumes were the primary factors for revenue decreasing by $1.8 million.  Operating income for the six months ended June 30, 2002 decreased to $0.6 million from $1.8 million in the six months ended June 30, 2001 due to lower revenues.

ASIA PACIFIC.  Revenue for the six months ended June 30, 2002, decreased to $6.9 million compared to $7.4 million for the six months ended June 30, 2001. The decrease in revenue was primarily the result of lower interactive marketing revenues in Australia.  The increased operating loss for the six months ended June 30, 2002 was $0.3 million compared to an operating loss of $0.2 million for the six months ended June 30, 2001.  The increased operating loss is due to the decrease in revenue.

NON-U.S. OPERATING AND MONETARY ASSETS

SYNAVANT operates globally, deriving 41.5% of its revenues in the first six months of 2002 from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar.  Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders’ equity.  The effect of exchange rate changes during the six months ended June 30, 2002 increased the U.S. Dollar amount of cash and cash equivalents by $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

On April 27, 2001, SYNAVANT Inc. entered into a revolving credit facility with Foothill Capital Corporation (the “Foothill Facility”), a wholly-owned subsidiary of Wells Fargo & Company.  The Foothill Facility has a term of five years with a maximum credit line of $20 million. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. The Company is required to maintain certain financial covenants relating to earnings, net worth and capital expenditures.  The Company has met these covenants for the first half of 2002.  As of June 30, 2002, the Company had no outstanding balance in relation to the Foothill Facility.  Concurrent with the Foothill Facility, IMS HEALTH has agreed to defer any payments associated with the Distribution Liabilities (See Note 2) until January 1, 2005.  The Company filed an 8-K on May 8, 2001 related to the closing of the Foothill Facility.

We currently estimate that our cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under our credit facility, and cash flow from operations. However, certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, do not intend to renew existing contracts. The timing of these transitions is, in some cases, not certain. As a result, the financial impact of these transitions will vary throughout the remainder of 2002 and 2003. The Company estimates that in the U.S. approximately $25 million to $30 million of 2002 software services revenue associated with these customers will not recur in 2003. Accordingly, the Company expects to require additional financing by the end of 2003 to adequately fund its working capital requirements. If our expectations change due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated.

CASH FLOWS

Net cash provided by operating activities totaled $4.5 million for the six months ended June 30, 2002 compared with net cash used in operating activities of $8.7 million for the six months ended June 30, 2001. The increase of $13.2 million primarily reflects a smaller Net Loss and timing in working capital, partially offset by payments related to restructuring (See Note 3).

Net cash used in investing activities totaled $2.9 million for the six months ended June 30, 2002 compared with cash used in investing activities of $1.7 million for the six months ended June 30, 2001. The increase in the cash outflow of $1.2 million was primarily due to higher capital expenditures associated with facilities moves in the U.S. interactive marketing business and our operations in the UK.

Net cash used in financing activities totaled $0.2 million for the six months ended June 30, 2002 unchanged from the same period in the prior year. The cash outflow in 2002 was attributable to payments on capital leases.  The payment of deferred loan fees associated with the Foothill Facility was the primary outflow for the first half of 2001.

CHANGES IN FINANCIAL POSITION AT JUNE 30, 2002 COMPARED WITH DECEMBER 31, 2001

Cash and cash equivalents were $11.8 million as of June 30, 2002 compared with $9.6 million as of December 31, 2001. The increase in cash and cash equivalents of $2.2 million was primarily due to a lower net loss for the period as well as the timing in working capital requirements.

Accounts and Other Receivables—Net.  Remained unchanged at $39.8 million at June 30, 2002 from December 31, 2001.

Other Current Assets.  Decreased $0.3 million to $5.8 million primarily due to a decrease in prepaid expenses associated with advances on certain subcontracted projects in our U.S. interactive marketing business.

Computer Software.  Decreased $2.5 million to $4.9 million due to amortization of the remaining book value based on the greater of straight line or revenue based amortization.

Goodwill—Net.  Remained unchanged as this balance is no longer amortized in accordance with new accounting guidelines (See Note 1. Recently Issued Accounting Standards).

Accounts Payable.  Decreased by $0.3 million due to the timing of certain year-end related payments.

Accrued Restructuring.   Decreased by $1.5 million due to severance payments made during 2002.

Accrued and Other Current Liabilities.  Increased to $15.7 million at June 30, 2002 from $13.3 million at December 31, 2001. The increase reflected the accrual of the current portion of capital lease commitments, employee bonuses and professional fees.

Accrued Income Taxes.  Increased to $3.2 million at June 30, 2002 from $1.9 million at December 31, 2001.  The increase is related to the quarterly accrual of income taxes, partially offset by cash payments for taxes related to prior periods.

Deferred Revenue.  Increased to $9.2 million at June 30, 2002 from $8.4 million at December 31, 2001. The increase relates to the billing of annual software maintenance contracts at the beginning of 2002, with revenue being recognized ratably throughout the year.

Total Equity.  Decreased to $67.2 million at June 30, 2002 from $70.2 million at December 31, 2001. The reduction was primarily due to the Net Loss during the period, partially offset by the impact of foreign currency changes.

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

The Company typically contracts with customers for a three year license and support agreement for software products.  At the end of the contract the customer may renew their agreement, normally for a one to two year period.  Past experience has indicated that the Company’s customers typically reassess these contracts every three to five years.  As customers reassess their requirements, the Company may not be able to renew the agreements, and may not be selected to provide implementation and/or support services even if a Siebel solution is selected by the customer.  Certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, do not intend to renew existing contracts.  The timing of these transitions is, in some cases, not certain.  As a result, the financial impact of these transitions will vary throughout the remainder of 2002 and 2003.  The Company estimates that in the U.S. approximately $25 million to $30 million of 2002 software services revenue associated with these customers will not recur in 2003.

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

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes.  As of June 30, 2002, the Company had cash and cash equivalents of $11.8 million and availability under the revolving credit facility with Foothill Capital Corporation (See Liquidity and Capital Resources).  To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms. In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.  The Company expects to require additional financing to meet anticipated working capital needs by the end of 2003.

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

•                  continue to develop best-in-class Interactive marketing solutions

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

CLAIMS AGAINST US REGARDING OUR PROPRIETARY TECHNOLOGY COULD REQUIRE US TO PAY LICENSING OR ROYALTY FEES OR TO MODIFY OR DISCONTINUE OUR PRODUCTS.

Any claim that our products infringe on intellectual property rights could materially and adversely affect our business, results of operations and financial condition. Because knowledge of a third party’s patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against us are a continuing risk.

Infringement claims could cause product release delays, require the redesign of our products or require us to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against us regarding our proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify us from claims of infringement. However, licensors may be unable to indemnify us fully for such claims, if at all.

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

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on April 30, 2002.  There were present at the Annual Meeting, in person or by proxy, holders of 12,982,660 shares or 86.18% of the common stock entitled to vote.

(b)  The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Elected to hold office until the 2005 Annual Meeting:
Peter H. Fuchs	12,899,304	84,582
Barry L. Williams	12,899,304	84,582

The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

(c)  The proposal to approve the 2000 Stock Incentive Plan was approved with 7,783,010 affirmative votes cast, 5,182,343 negative votes and 18,541 abstentions.  The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the 2000 Stock Incentive Plan.

(d)  The proposal to approve the Annual Incentive Plan was approved with 10,471,935 affirmative votes cast, 2,494,383 negative votes cast and 17,576 abstentions.  The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the Annual Incentive Plan.

(e)  The appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2002, was ratified with 12,907,161 affirmative votes cast, 69,442 negative votes cast and 7,291 abstentions.  The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of PricewaterhouseCoopers LLP.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synavant Inc.

Signature		Title	Date

By:	/s/ Wayne P. Yetter	Chairman and Chief Executive Officer	August 13, 2002
	Wayne P. Yetter	(Principal Executive Officer)

By:	/s/ Clifford A. Farren, Jr.	Senior Vice President and Chief Financial Officer	August 13, 2002
	Clifford A. Farren, Jr.	(Principal Financial and Accounting Officer)