Form 10-Q
period 2002-09-30
SYNAVANT INC
filed 2002-11-14
CIK 1116141

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at October 31, 2002
Common Stock, par value $.01 per share	15,179,331 Shares

SYNAVANT Inc.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$11,446	$9,578
Accounts receivable-net	35,011	39,574
Other receivables	350	209
Other current assets	6,126	6,113
TOTAL CURRENT ASSETS	52,933	55,474

Property, plant and equipment-net	12,429	11,210
Computer software-net	3,777	7,410
Goodwill-net	41,156	41,156
Long term notes receivable	—	1,000
Other assets	2,213	2,008
TOTAL LONG TERM ASSETS	59,575	62,784
TOTAL ASSETS	$112,508	$118,258

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$6,941	$9,516
Accrued restructuring	3,058	4,816
Accrued and other current liabilities	17,111	13,289
Accrued income taxes	2,656	1,885
Deferred revenues	7,805	8,388
TOTAL CURRENT LIABILITIES	37,571	37,894

Deferred taxes	437	421
Accrued liability due to former parent	9,000	9,000
Other liabilities	1,388	793
TOTAL LIABILITIES	$48,396	$48,108

Commitments and contingencies (see note 2)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,177,101 and 15,059,684 shares outstanding at September 30, 2002 and December 31, 2001, respectively	152	150
Other stockholders’ equity	63,960	70,000
TOTAL STOCKHOLDERS’ EQUITY	64,112	70,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,508	$118,258

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Software fees	$1,678	$1,594	$4,204	$8,765
Software services	20,059	21,123	63,015	64,873
Interactive marketing	17,213	18,029	60,280	57,859
TOTAL REVENUES	38,950	40,746	127,499	131,497

OPERATING COSTS:
Software fees	619	1,041	2,153	4,504
Software services	13,835	15,039	44,264	49,924
Interactive marketing	14,960	15,101	51,083	47,930
TOTAL OPERATING COSTS	29,414	31,181	97,500	102,358

Research & development	1,692	2,250	5,224	6,704
Selling and administrative expenses	8,248	8,228	24,159	26,220
Restructuring expense	752	4,620	752	4,620
Depreciation and amortization	1,870	5,267	5,575	15,966
Spin related costs	—	729	—	1,289
OPERATING LOSS	(3,026)	(11,529)	(5,711)	(25,660)
Other income-net	(331)	(1,520)	(296)	(1,299)
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,357)	(13,049)	(6,007)	(26,959)
Income tax (Provision) Benefit	511	604	(511)	(1,348)
NET LOSS	$(2,846)	$(12,445)	$(6,518)	$(28,307)

Net loss per share of common stock: basic and diluted	$(0.19)	$(0.83)	$(0.43)	$(1.90)
Weighted average shares outstanding: basic and diluted	15,159	14,945	15,110	14,909

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,518)	$(28,307)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,576	15,966
Amortization of capitalized computer software	1,785	1,551
Loss on sale of marketable equity securities	—	913
Restructuring charge	752	4,620
Restructuring payments	(2,510)	—
Deferred income taxes	—	(24)
Changes in operating assets and liabilities:
Accounts and other receivable	5,916	2,395
Accounts payable	(2,888)	553
Accrued liabilities and other current liabilities	3,181	287
Accrued income taxes	640	(884)
Deferred revenues	(887)	(4,189)
Other	539	(2,557)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,586	(9,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,385)	(2,226)
Additions to computer software	(495)	(19)
Sale of marketable equity securities	—	3,084
Other	—	(309)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(4,880)	530

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital leases	(301)	—
Cash received from settlement of note receivable	950	—
Payments for deferred loan fees	—	(195)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	649	(195)

Effect of exchange rate changes on cash and cash equivalents	513	239
Increase (decrease) in cash and cash equivalents	1,868	(9,102)
Cash and cash equivalents, beginning of period	9,578	19,768
Cash and cash equivalents, end of period	$11,446	$10,666

Supplemental Disclosure of Cash Flow Information:

Cash payments for foreign, state and local income taxes were $399 and $2,516 for the nine months ended September 30, 2002 and 2001, respectively.

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes of SYNAVANT Inc. (the “Company” or “SYNAVANT”) on Form 10-K.  These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets, and amounts of revenues and expenses.  Actual results may differ from those estimated.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included.  Certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules and regulations.  However, management believes that the disclosures made are adequate for a fair presentation of the results for all interim periods reported herein.

Organization.  SYNAVANT serves the biopharmaceutical and healthcare industries through implementing and supporting pharmaceutical-specific customer relationship management (“CRM”) solutions and developing interactive marketing programs and medical professional databases.  SYNAVANT is composed of the automated sales and marketing support businesses which were formerly part of IMS HEALTH INCORPORATED (“IMS HEALTH”) which operated under the name IMS HEALTH Strategic Technologies, Inc. (“ST”); certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH’s former interactive and direct marketing businesses, including the business of Clark-O’Neill, Inc. (“Clark O’Neill”), formerly a wholly owned subsidiary of IMS HEALTH; and a 51% interest in Permail Pty., Ltd. (“Permail”).  On August 31, 2000, shares of SYNAVANT were distributed to shareholders of IMS HEALTH following the conveyance of assets and stock of entities comprising the SYNAVANT business into SYNAVANT Inc., a Delaware corporation.

Reclassifications.  Certain prior period amounts have been reclassified to conform with current period presentation.

Earnings Per Share.  Basic and diluted earnings per share (“EPS”) are calculated in accordance with Statement of Financial Standards No. 128. For the Company’s calculation, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for the three and nine month periods ended September 30, 2002 and 2001 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive.  Options to purchase 7,474,662 shares of common stock at a weighted average price of $9.19 were outstanding but not included in the computation of diluted EPS for the three or nine months ended September 30, 2002.

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

In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability.  FAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Company is currently assessing the impact of implementing these guidelines on its results of operations, financial position and cash flows.

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

In connection with the Distribution, SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter (“Distribution Liabilities”). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9.0 million for the Distribution Liabilities. Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company recorded a $9.0 million liability associated with these matters as part of the Distribution in 2000. The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9.0 million is due and payable in January 2003.  As of September 30, 2002, the Company has determined that approximately $2.0 million of the $9.0 million described above is now certain.  The $2.0 million relates solely to the legal fees associated with these matters, as all matters are still unresolved as of September 30, 2002.  In concurrence with the Foothill Facility obtained by the Company (See “Management’s Discussion and Analysis—Liquidity and Capital Resources”), IMS HEALTH agreed to defer any payments associated with the Distribution Liabilities until January 2005. Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9.0 million, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.

NOTE 3. RESTRUCTURING CHARGE

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge totaling $7.5 million recorded in 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The Company continued the restructuring actions in the third quarter of 2002 with the elimination of 23 additional operating, technical and administrative staff, as well as two positions in senior management.  During the quarter, the Company also recorded a charge of $0.3 million related to the exit of certain real estate leases.  The remaining restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  Of the $8.2 million charge in 2001 and 2002, $5.1 million has been paid to date, with the remainder expected to be paid within the next twelve months.  The Company has also announced its intentions to further restructure its cost base in order to offset the impact expected from certain customer transitions.  These additional charges are expected to be up to $8.0 million through the end of 2003, which would result in $10 million to $15 million of annual cost savings.

NOTE 4. INCOME TAX

The Company’s consolidated tax provision was a benefit of $0.5 million for the three months ended September 30, 2002 compared to a benefit of $0.6 million for the same period in the prior year.  The benefit in both periods is due to changes in estimate during the third quarter of the respective years regarding full year taxes in various geographical regions.  For the nine months ended September 30, 2002, the Company had a tax provision of $0.5 million compared to $1.3 million in the same period in the prior year. The improvement in the tax provision is due to worldwide tax planning by the Company. The Company’s effective tax rate is different from the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and certain losses for which a full valuation has been provided.

NOTE 5. OPERATIONS BY SEGMENT

The Company delivers pharmaceutical customer relationship management solutions globally in approximately 30 countries. The Company’s chief operating decision–makers evaluate the business on a global basis with consideration of resource allocation on a geographic basis. The Americas Segment principally consists of operations for the United States, the Company’s country of domicile. The Europe Segment includes, but is not limited to, the operations of the United Kingdom, which is the largest region in this segment. The Asia Pacific Segment consists principally of the operations of Australia. For further information on material individual countries see the additional disclosure in the second table of this note.

	Americas	Europe	Asia Pacific	Total
	(Dollar amounts in thousands)
Nine Months Ended September 30, 2002
Operating revenues	77,227	39,614	10,658	127,499
Segment operating income (loss)	(5,937)	752	(526)	(5,711)
Non-operating income (loss)	(1,207)	845	66	(296)
Income / (loss) before income taxes	(7,144)	1,597	(460)	(6,007)
Provision for income taxes				(511)
Net loss				(6,518)
Segment total depreciation and amortization	5,971	1,050	340	7,361
Segment capital expenditures	4,146	744	182	5,072
Identifiable assets at September 30, 2002	80,091	27,225	5,190	112,506

	Americas	Europe	Asia Pacific	Total
Nine Months Ended September 30, 2001
Operating revenues	$79,359	$41,033	$11,105	$131,497
Segment operating income (loss)	(25,966)	933	(627)	(25,660)
Non-operating income (loss)	208	(1,465)	(42)	(1,299)
Income / (loss) before income taxes	(25,758)	(532)	(669)	(26,959)
Provision for income taxes				(1,348)
Net loss				(28,307)
Segment total depreciation and amortization	15,571	1,503	443	17,517
Segment capital expenditures	826	1,083	317	2,226
Identifiable assets at September 30, 2001	89,933	29,731	6,076	125,740

Information about the Company’s operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World(2)	Total

Nine Months Ended September 30, 2002
Operating revenues	$72,822	$13,488	$9,896	$31,293	$127,499
Long-lived assets(1)	51,027	3,319	604	2,411	57,361
Nine Months Ended September 30, 2001
Operating revenues	$74,984	$15,917	$10,237	$30,359	$131,497
Long-lived assets(1)	57,892	3,250	686	2,470	64,298

(1)                                  Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)                                  Rest of World is primarily comprised of operations in Europe.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward looking statements are based on management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: risks associated with competition from other providers of customer relationship management solutions; customer decisions favoring competitor products, solutions and/or services; the ability to obtain additional financing on satisfactory terms to meet future capital requirements; loss of key personnel; failure to introduce new or enhanced products in a timely manner; defects in our products and delays related to market adoption of our software; consolidation of the pharmaceutical industry; fluctuations in quarterly and/or annual operating results that may adversely affect the market price of our common stock; operating on a global basis; the ability to protect our intellectual property; product infringement claims; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; the ability to successfully maintain historic effective tax rates; and regulatory, legislative and enforcement initiatives. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the material set forth herein under the heading “Factors That May Affect Future Performance.” The Company assumes no obligation to update any such forward-looking statements.

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

Under the Revised Alliance, SYNAVANT and Siebel have agreed to terminate the Reseller Agreement and to continue the license of certain Siebel software for SYNAVANT’s internal use.  In addition, the Revised Alliance also results in the following:

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

A chief difference between this new partner status and the previous one is that SYNAVANT is no longer a Siebel Value Added Reseller (“VAR”) and therefore no longer sells Siebel licenses.  This eliminates channel conflict for license sales, allowing SYNAVANT to focus on delivering its core competencies of consulting, implementation and support services for Siebel technology in a manner that achieves high value.  Another important benefit of this new partner status is that SYNAVANT has rights to implement and support Siebel’s eMedical, eClinical and ERM applications, providing a broader revenue potential opportunity within the life sciences area.

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

Allowance for uncollectible accounts.  Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured.  Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable.  Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period.  The Company provides specific amounts for known individual accounts that have deteriorated and general amounts for changes that are indicators of future deterioration.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective January 1, 2002, and as a result, the Company ceased amortization of the remaining $41.2 million of goodwill.  Goodwill amortization of approximately $11.7 million was recorded during 2001.  In lieu of amortization, the Company is required to perform a periodic impairment review of the goodwill.  The Company performs this review on a quarterly basis and no impairment has currently been identified.  However, future events could cause management to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on the balance sheet and results of operations.  Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This amortization is based on the estimated useful lives of the underlying acquired business or underlying assets.  These pronouncements have not had a material impact on the Company’s results of operations, financial position and cash flows.

The impact of SFAS No. 142 on previously reported results follows.

	Three months ended		Nine months ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

Reported net loss	$(2,846)	$(12,445)	$(6,518)	$(28,307)
Add back: Goodwill amortization	—	2,933	—	8,800
Adjusted net loss	(2,846)	(9,512)	(6,518)	(19,507)

Loss per share – basic and diluted
Reported net loss	$(0.19)	$(0.83)	$(0.43)	$(1.90)
Goodwill amortization	—	0.19	—	0.59
Adjusted net loss	$(0.19)	$(0.64)	$(0.43)	$(1.31)

Income taxes.  As part of the process of preparing the consolidated financial statements, it is required to estimate taxes in each of the jurisdictions in which the Company operates.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet.  The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The Company has recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets could be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, management may need to establish an additional valuation allowance which could materially impact our financial condition and results of operations.

The Company also records a reserve for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Management believes SYNAVANT has appropriately accrued for tax exposures.  If the Company prevails in a matter for which an accrual has been established or is required to pay an amount exceeding its reserves, the financial impact will be reflected in the period in which the matter is resolved.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, management may need to establish an additional valuation allowance which could materially impact the financial condition and results of operations.

Restructuring costs.  The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs.  Potential restructuring accruals related to contractual office lease obligations could be materially affected by factors such as the ability to secure subleases, the credit-worthiness of sub-lessees and success in negotiating early termination agreements with lessors.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods management may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

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

Fair Value of Stock Options.  SFAS No. 123, “Accounting for Stock–Based Compensation”, requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock incentive plans.  Accordingly, no compensation expense related to the issuance of stock options has been recognized for the three and nine months ended September 30, 2002 and 2001.  The compensation cost for the SYNAVANT stock incentive plans based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, are disclosed on an annual basis in the Company’s Annual Report on Form 10-K.

However, the Company recognizes that as a result of recent events in the business and financial community, the accounting profession has been reevaluating practices concerning employee compensation and the related accounting.  Therefore the Company will be evaluating the appropriateness of the practice of recording compensation expense as a result of the issuance of stock options, as it relates to the Company’s particular situation and guidance from the accounting profession on appropriate valuation methods.

The above listing is not intended to be a comprehensive list of all the Company’s estimates and judgments or accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by US GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUE

Total revenues for the three months ended September 30, 2002 decreased by $1.8 million and 4% to $38.9 million from $40.7 million for the three months ended September 30, 2001. The overall revenue decrease was primarily driven by a decrease in software services and interactive marketing, partially offset by the impact of a weaker U.S. Dollar.  Excluding the impact of a weaker U.S. Dollar, revenues decreased by 8%.

SOFTWARE FEES.  Software fees increased to $1.7 million for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001, an increase of $0.1 million and 6%.  The increase in software fees is primarily due to license fees of $0.8 million from Siebel software sold to a major U.S. customer, partially offset by a significant decline in customer sales representative expansions in the U.S. compared to the prior year.  Although the Company is no longer a Siebel software VAR, entitlement to the fees on the Siebel software sale were negotiated as part of the Company’s VAR termination agreement with Siebel in December 2001.

In recent periods, software fees have declined, and are expected to continue to decline in future periods, as the Company is no longer a Siebel VAR (See Siebel Alliance) and due to the discontinuance of ongoing development of certain of the Company’s legacy software products.  Excluding the impact of a weaker U.S. Dollar, software fees revenue was essentially unchanged.

SOFTWARE SERVICES.  Software services revenue decreased to $20.1 million for the three months ended September 30, 2002 from $21.1 million for the three months ended September 30, 2001, a decrease of $1.0 million or 5%.  The decrease in revenue from software services is principally due to a decrease of certain roll-out related revenues, such as hardware rebills, associated with customer sales representative expansions in the U.S., partially offset by higher recurring revenue.  In addition, the software services revenue was negatively affected by the initial impact of a customer transition in the U.S.  Excluding the impact of a weaker U.S. dollar, Software services revenue decreased by 8%.

INTERACTIVE MARKETING.  Interactive marketing revenue decreased to $17.2 million for the three months ended September 30, 2002 from $18.0 million for the three months ended September 30, 2001, a decrease of $0.8 million or 4%.  The decrease is primarily due to weak promotional activity in the pharmaceutical sector in general and delays in FDA approvals for certain drugs.  Excluding the impact of a weaker U.S. Dollar, Interactive marketing revenue decreased by 8%.

OPERATING COSTS

COST OF SOFTWARE FEES.  Cost of software fees decreased to $0.6 million for the three months ended September 30, 2002, from $1.0 million for the three months ended September 30, 2001, a decrease of $0.4 million and 40%.  The decrease relates to the decline in proprietary software fee revenue, partially offset by an increase in amortization of capitalized software costs.  The Siebel license fee revenue of $0.8 million had no associated costs.

COST OF SOFTWARE SERVICES.  Cost of software services decreased to $13.8 million for the three months ended September 30, 2002, from $15.0 million for the three months ended September 30, 2001, a decrease of $1.2 million and 8%. The decrease in cost of software services is primarily due to a change in product mix, driven by lower levels of customer sales representative expansions and other cost containment actions.

COST OF INTERACTIVE MARKETING.  Cost of interactive marketing revenue remained essentially unchanged at $15.0 million for the three months ended September 30, 2002 from $15.1 million for the same period in the prior year. These costs remained relatively consistent despite the decrease in revenues due to changes in the product mix, as a considerable portion of interactive marketing operating costs on certain products are fixed.  Significant fluctuations in revenue, as a result, can have a material impact on profitability.

GROSS MARGIN

The Company calculates gross margin as revenue less operating costs as categorized in the Company’s consolidated financial statements.  The following table summarizes the Company’s gross margin information in dollars and as a percentage of the associated revenues for the three months ended September 30, 2002 and the comparable period for the prior year.

	9/30/02 Gross Margin		9/30/01 Gross Margin
	(in thousands)
Software fees	$1,059	63.1%	$553	34.7%
Software services	6,224	31.0%	6,084	28.8%
Interactive marketing	2,253	13.1%	2,928	16.2%

Total	$9,536	24.5%	$9,565	23.5%

Total gross margin for the three months ended September 30, 2002 remained unchanged at $9.5 million and improved as a percentage of revenue by 1% to 25%.  The Company experienced improved software services margins due to changes in product mix, reflecting a higher level of recurring service revenue and a lower level of one-time project related revenues and cost containment actions taken in the second half of 2001.  These improved software services margins were partially offset by a decline in interactive marketing margins caused by product mix and lower revenue.  Software fee margins were improved due to the one-time Siebel license fees associated with a customer in the U.S.  However, due to the ongoing transition to a software services model from a proprietary software business, the Company expects software fees to decline as the Company is no longer a Siebel VAR and due to the discontinuance of ongoing development of certain of the Company’s legacy software products.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 0.6 million or 26% to $1.7 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001.  The decline in research and development costs is principally attributable to a de-emphasis on proprietary software development.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses remained unchanged at $8.2 million for the three months ended September 30, 2002 as compared to the same period in the prior year.  The Company has invested in new sales resources in 2002, which has been offset by the impact of administrative cost containment actions.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended September 30, 2002 declined to $1.9 million from $5.3 million for the same period in the prior year.  The decline is due to the absence of Goodwill amortization during 2002 in accordance with new accounting standards that eliminated the amortization of goodwill (See Note 1 Recently Issued Accounting Standards).

OPERATING LOSS

Operating loss decreased to $3.0 million for the three months ended September 30, 2002 compared with an operating loss of $11.5 million for the three months ended September 30, 2001.  The loss narrowed by $8.5 million primarily due to the absence of goodwill amortization, cost containment actions taken during the second half of 2001 and a reduction in the amount of restructuring charges recorded in 2002.

RESTRUCTURING

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge totaling $7.5 million recorded in 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The Company continued the restructuring actions in the third quarter of 2002 with the elimination of 23 additional operating, technical and administrative staff, as well as two positions in senior management.  During the quarter, the Company also recorded a charge of $0.3 million related to the exit of certain real estate leases.  The remaining $0.5 million restructuring charge taken in the third quarter is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  Of the $8.2 million cumulative charge recorded in 2001 and 2002, $5.1 million has been paid to date, with the remainder expected to be paid within the next twelve months.  The Company has also announced its intentions to further restructure its cost base in order to offset the impact expected from certain customer transactions.  These additional charges are expected to be up to $8.0 million through the end of 2003, which would result in $10 million to $15 million of annual cost savings.

TAXES

The Company had a consolidated tax benefit of $0.5 million for the three months ended September 30, 2002, compared with a tax benefit of $0.6 million for the three months ended September 30, 2001.  The benefit in both periods is due to changes in estimate during the third quarter of the respective years regarding full year taxes in various geographical regions.  The Company’s effective tax rate is different from the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUE

Total revenues for the nine months ended September 30, 2002 decreased by $4.0 million and 3% to $127.5 million from $131.5 million for the nine months ended September 30, 2001.  The overall revenue decrease was a result of a decrease in license fees and software services, partially offset by increased interactive marketing services and the impact of a weaker U.S. Dollar.  Excluding the impact of a weaker U.S. Dollar, revenues decreased by 4%.

SOFTWARE FEES.  Software fees decreased to $4.2 million for the nine months ended September 30, 2002 from $8.8 million for the nine months ended September 30, 2001, a decrease of $4.6 million or 52%.  The decrease in Software fees is primarily due to a significant decline in customer sales representative expansions in the U.S. compared to the prior year.  Software fees have declined, and are expected to continue to decline in future periods, as the Company is no longer a Siebel VAR (See Siebel Alliance) and due to the discontinuance of ongoing development of certain of the Company’s legacy software products.

SOFTWARE SERVICES.  Software services revenue decreased to $63.0 million for the nine months ended September 30, 2002 from $64.9 million for the nine months ended September 30, 2001, a decrease of $1.9 million or 3%.  The decrease in revenue from software services is principally due to a decrease of certain hardware rebills associated with customer sales representative expansions in the U.S., partially offset by increased recurring service revenue.  In addition, the software services revenue was negatively affected by the initial impact of a customer transition in the U.S.

INTERACTIVE MARKETING.  Interactive marketing revenue increased to $60.3 million for the nine months ended September 30, 2002 from $57.9 million for the nine months ended September 30, 2001, an increase of $2.4 million or 4%. The increase in revenue from interactive marketing is primarily due to a large product communications program implemented for a customer in the U.S., partially offset by slower promotional spending experienced during 2002.

OPERATING COSTS

COST OF SOFTWARE FEES.  Cost of software fees decreased to $2.2 million for the nine months ended September 30, 2002, from $4.5 million for the nine months ended September 30, 2001, a decrease of $2.3 million or 51%.  The decrease relates to lower software fees revenue, partially offset by an increase in amortization of capitalized software costs.

COST OF SOFTWARE SERVICES.  Cost of software services decreased to $44.3 million for the nine months ended September 30, 2002, from $49.9 million for the nine months ended September 30, 2001, a decrease of $5.6 million or 11%.  The decrease in cost of software services is primarily due to lower software services revenues, the product mix of services and cost containment actions.

COST OF INTERACTIVE MARKETING.  Cost of interactive marketing revenue increased to $51.1 million for the nine months ended September 30, 2002, from $47.9 million for the nine months ended September 30, 2001, an increase of $3.2 million or 7%.  The increase in the cost of interactive marketing is primarily driven by the revenue increase and product mix.  A large product communications program implemented for a customer in the U.S., included significant postage related fees, which are pass-through costs to the customer.  The cost of this program, including postage, was the primary driver of the increase in costs.

GROSS MARGIN

The Company calculates gross margin as revenue less operating costs as categorized in the Company’s consolidated financial statements.  The following table summarizes the Company’s gross margin information in dollars and as a percentage of the associated revenues for the nine months ended September 30, 2002 and the comparable period for the prior year.

	9/30/02 Gross Margin		9/30/01 Gross Margin

Software fees	$2,051	48.8%	$4,261	48.6%
Software services	18,751	29.8%	14,949	23.0%
Interactive marketing	9,197	15.3%	9,929	17.2%

Total	$29,999	23.5%	$29,139	22.2%

Total gross margin for the nine months ended September 30, 2002 increased by $0.9 million and increased by 1.3% as a percentage of revenue to 23.5%.  The Company experienced improved software services margins as a percentage of revenue due to changes in product mix, reflecting a higher level of recurring service revenue and a lower level of one-time related revenues and cost containment actions taken in the second half of 2001.  Based on the transition to a software services model from a proprietary software business, the Company expects software fee gross margin to decline in future periods compared to prior years.  The increase in software services gross margins were also partially offset by lower interactive marketing margins as a percentage of revenue due to postage costs associated with the large product communications program discussed above.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.  Research and development expenses declined by 22% to $5.2 million for the nine months ended September 30, 2002 from $6.7 million for the nine months ended September 30, 2001.  The decline in research and development costs is principally attributable to a de-emphasis on proprietary software development.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses decreased to $24.2 million for the nine months ended September 30, 2002 from $26.2 million for the nine months ended September 30, 2001, a decrease of $2.0 million or 8%.  The decrease in selling and administrative expenses is principally due to cost containment actions taken during the second half of 2001, partially offset by investments in sales resources and other revenue-generating initiatives.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the nine months ended September 30, 2002 declined to $5.6 million from $16.0 million for the same period in the prior year.  The decline is due to the absence of goodwill amortization during 2002 in accordance with new accounting standards that eliminated the amortization of goodwill (See Note 1. Recently Issued Accounting Standards).

OPERATING LOSS

Operating loss improved to $5.7 million for the nine months ended September 30, 2002 compared with an operating loss of $25.7 million for the nine months ended September 30, 2001.  The loss narrowed by $20 million primarily due to the absence of goodwill amortization and cost containment actions taken during the second half of 2001.

RESTRUCTURING

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process during 2001, resulting in the elimination of approximately 100 positions reflected in the charge totaling $7.5 million recorded in 2001.  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The Company continued the restructuring actions in the third quarter of 2002 with the elimination of 23 additional operating, technical and administrative staff, as well as two positions in senior management.  During the quarter, the Company also recorded a charge of $0.3 million related to the exit of certain real estate leases.  The remaining $0.5 million restructuring charge taken in the third quarter is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  Of the $8.2 million charge in 2001 and 2002, $5.1 million has been paid to date, with the remainder expected to be paid within the next twelve months.  The Company has also announced its intentions to further restructure its cost base in order to offset the impact expected from certain customer transactions.  These additional charges are expected to be up to $8.0 million through the end of 2003, which would result in $10 million to $15 million of annual cost savings.

TAXES

The Company had a consolidated tax provision of $0.5 million for the nine months ended September 30, 2002, compared with a provision of $1.3 million for the nine months ended September 30, 2001.  The change reflects the impact of global tax planning initiatives. The Company’s effective tax rate is different from the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

RESULTS BY SEGMENT

THE AMERICAS.  Revenue for the nine months ended September 30, 2002 was $77.2 million compared with $79.4 million for the same period in the prior year.  The decline is due to lower software fees and services resulting from a decline in customer sales rep expansions in the U.S., partially offset by increased recurring services revenue and interactive marketing revenue in the U.S.  The operating loss for the nine months ended September 30, 2002 was $5.9 million compared to a loss of $26.0 million for the nine months ended September 30, 2001 primarily due to the absence of goodwill amortization, lower restructuring charges in 2002, and cost containment actions taken during the second half of 2001.

EUROPE.  Revenue for the nine months ended September 30, 2002 was $39.6 million compared with $41.0 million for the nine months ended September 30, 2001.  Lower software fees and interactive marketing volumes were the primary factors for revenue decreasing by $1.4 million.  Operating income for the nine months ended September 30, 2002 remained essentially unchanged at $0.8 million from $0.9 million in the nine months ended September 30, 2001 despite lower revenues, due to cost containment actions in the second half of 2001.

ASIA PACIFIC.  Revenue for the nine months ended September 30, 2002, decreased to $10.7 million compared to $11.1 million for the nine months ended September 30, 2001.  The decrease in revenue was primarily the result of lower interactive marketing revenues in Australia in the first quarter of 2002. The operating loss for the nine months ended September 30, 2002 was $0.5 million compared with an operating loss of $0.6 million for the nine months ended September 30, 2001.

NON-U.S. OPERATING AND MONETARY ASSETS

SYNAVANT operates globally, deriving 42.9% of its revenues in the first nine months of 2002 from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar.  Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders’ equity.  The effect of exchange rate changes during the nine months ended September 30, 2002 increased the U.S. Dollar amount of cash and cash equivalents by $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

On April 27, 2001, SYNAVANT Inc. entered into a revolving credit facility with Foothill Capital Corporation (the “Foothill Facility”), a wholly-owned subsidiary of Wells Fargo & Company.  The Foothill Facility has a term of five years with a maximum credit line of $20 million. The available line is determined based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. The average availability under the Foothill Facility for the third quarter of 2002 was $4.1 million.  The availability amount fluctuates based on the eligible receivables of the Company. The Company is required to maintain certain financial covenants relating to earnings, net worth and capital expenditures.  The Company has met these covenants through the first nine months of 2002.  As of September 30, 2002, the Company had no outstanding balance in relation to the Foothill Facility.  Concurrent with the Foothill Facility, IMS HEALTH agreed to defer any payments associated with the Distribution Liabilities (See Note 2) until January 1, 2005.  The Company filed an 8-K on May 8, 2001 related to the closing of the Foothill Facility.

The Company currently estimates that cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under the credit facility, and cash flow from operations.  However, certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout the remainder of 2002 and 2003.  The Company estimates that in the U.S. approximately $25 million to $30 million of 2002 software services revenue associated with these customers will not recur in 2003.  Based on these revenue reductions, further cost containment actions are expected.  Accordingly, the Company may potentially require additional financing by the end of 2003 to adequately fund its working capital requirements.  If the Company incurs the Distribution liability of $9.0 million, pursuant to the agreement with IMS Health, our cash flows may need to be over and above our projected income in order to meet our financial obligations.  If management’s expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

CASH FLOWS

Net cash provided by operating activities totaled $5.6 million for the nine months ended September 30, 2002 compared with net cash used in operating activities of $9.7 million for the nine months ended September 30, 2001. The increase of $15.3 million primarily reflects a smaller net loss and timing in working capital, partially offset by restructuring payments of $2.5 million (See Note 3).

Net cash used in investing activities totaled $4.9 million for the nine months ended September 30, 2002 compared with cash provided by investing activities of $0.5 million for the nine months ended September 30, 2001. The increase in the cash outflow of $5.4 million was primarily due to the absence in 2002 of the $3.1 million proceeds from the sale of marketable equity securities and higher capital expenditures associated with facilities moves in the U.S. interactive marketing business and our operations in the UK.

Net cash provided by financing activities totaled $0.6 million for the nine months ended September 30, 2002 from cash used in financing activities of $0.2 million in the same period in the prior year. The cash inflow in 2002 was attributable to $1.0 million in proceeds from the liquidation of a note receivable, partially offset by payments on capital leases.  The payment of deferred loan fees associated with the Foothill Facility was the primary outflow for the first nine months of 2001.

CHANGES IN FINANCIAL POSITION AT SEPTEMBER 30, 2002 COMPARED WITH DECEMBER 31, 2001

Cash and cash equivalents were $11.4 million as of September 30, 2002 compared with $9.6 million as of December 31, 2001. The increase in cash and cash equivalents of $1.8 million was primarily due to a lower net loss for the period, the timing in working capital requirements and the liquidation of a note receivable in 2002, partially offset by restructuring payments and capital expenditures.

Accounts and Other Receivables—Net.  Decreased to $35.4 million at September 30, 2002 from $39.8 million at December 31, 2001.  The decrease is due to improved collections and lower revenues.

Other Current Assets.  Remained unchanged at $6.1 million at September 30, 2002 from December 31, 2001.

Property, Plant and Equipment – Net.  Increased to $12.4 million at September 30, 2002 from $11.2 million at December 31, 2001.  The increase is due to capital purchases during the period partially offset by straight-line depreciation of the assets over their estimated useful lives.

Computer Software.  Decreased $3.6 million to $3.8 million due to amortization of the remaining book value based on the greater of straight line or revenue based amortization.

Goodwill—Net.  Remained unchanged as this balance is no longer amortized in accordance with new accounting guidelines (See Note 1. Recently Issued Accounting Standards).

Accounts Payable.  Decreased by $2.6 million due to the timing of certain year-end related payments.

Accrued Restructuring.  Decreased by $1.8 million due to severance payments made during the year, partially offset by a $0.8 million charge accrued in the third quarter of 2002.

Accrued and Other Current Liabilities.  Increased to $17.1 million at September 30, 2002 from $13.3 million at December 31, 2001. The increase reflected the accrual of certain professional fees, employee bonuses and the current portion of capital lease commitments.

Accrued Income Taxes.  Increased to $2.7 million at September 30, 2002 from $1.9 million at December 31, 2001.  The increase is related to the quarterly accrual of income taxes, partially offset by cash payments for taxes related to prior periods.

Deferred Revenue.  Decreased to $7.8 million at September 30, 2002 from $8.4 million at December 31, 2001. The decrease relates to the termination of certain software maintenance contracts related to the Company’s legacy Cornerstone product during 2002.

Total Equity.  Decreased to $64.1 million at September 30, 2002 from $70.2 million at December 31, 2001. The reduction was primarily due to the net loss during the period, partially offset by the impact of foreign currency fluctuations.

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

We compete with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry. We also face competition from many vendors that market and sell CRM solutions across multiple industries. In addition, we compete with various companies that provide support services and interactive marketing services similar to our services.

We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products and services, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

Increased competition is anticipated based on the growing strategic focus on Customer Relationship Management (“CRM”) and the success of Siebel’s e-Business solutions.  Large established companies, such as Oracle, SAP and Microsoft, that are well established providers of ERM software solutions are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel technology.

The Company has typically contracted with customers for a three year license and support agreement for software products.  At the end of the contract the customer would typically renew their agreement, normally for a one to two year period.  Past experience has indicated that the Company’s customers typically reassess these contracts every three to five years.  As customers reassess their requirements, the Company may not be able to renew the agreements, and may not be selected to provide implementation and/or support services even if a Siebel solution is selected by the customer.  Certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, do not intend to renew existing contracts.  The timing of these transitions is, in some cases, not certain.  As a result, the financial impact of these transitions will vary throughout the remainder of 2002 and 2003.  The Company estimates that in the U.S. approximately $25 million to $30 million of 2002 software services revenue associated with these customers will not recur in 2003.

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

OUR REVISED ALLIANCE WITH SIEBEL IS CRITICAL TO OUR SUCCESS IN GENERATING CRM SERVICES REVENUE.

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

•                  We may not successfully develop and differentiate our value added services and products together with Siebel software products; and

•                  Other Siebel partners and/or providers of CRM services may effectively compete to sell portions of a total solution offering such as implementation services, help desk support or data services to potential customers of SYNAVANT.

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes.  As of September 30, 2002, the Company had cash and cash equivalents of $11.4 million and availability under the revolving credit facility with Foothill Capital Corporation (See Liquidity and Capital Resources).  To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms.  In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.

The Company currently estimates that cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under the credit facility, and cash flow from operations.  However, certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout the remainder of 2002 and 2003.  The Company estimates that in the U.S. approximately $25 million to $30 million of 2002 software services revenue associated with these customers will not recur in 2003.  Based on these revenue reductions, further cost containment actions are expected.  Accordingly, the Company may potentially require additional financing by the end of 2003 to adequately fund its working capital requirements.  If the Company incurs the Distribution liability of $9.0 million, pursuant to the agreement with IMS Health, our cash flows may need to be over and above our projected income in order to meet our financial obligations.  If management’s expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

WE HAVE EXPERIENCED LOSSES, AND WE EXPECT TO INCUR LOSSES IN THE NEAR TERM.

We experienced a net loss of approximately $31.2 million, or 17% of our total revenue, in the year ended December 31, 2001, and a net loss of approximately $138.6 million, or 76% of our total revenue, in the year ended December 31, 2000, of which $129.0 million of the loss was prior to the Spin from IMS Health.  At December 31, 2001, we had an accumulated deficit of $40.3 million.  We anticipate that our restructuring and planned expenditures on sales, marketing, and product development will result in additional losses in the near term.  Future expenditures on sales, marketing, and product development will be driven primarily by our ability to achieve our targeted revenue goals.

We are not certain when we will gain profitability, if at all. Even if we do gain profitability, we may not sustain or increase profitability on a quarterly or annual basis.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET.

Our common stock is currently quoted on the Nasdaq National Market. We must satisfy Nasdaq’s minimum listing maintenance requirements to maintain our listing on the Nasdaq National Market. Nasdaq listing maintenance requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 for shares of our common stock. The minimum bid price of our common stock has dropped to under $1.00 per share.  Because the bid price of our common stock has remained below $1.00 for 30 consecutive trading days, our common stock could be delisted from the Nasdaq National Market.  The Company has until February 3, 2003 to maintain a closing bid price of $1.00 or more for a minimum of 10 consecutive trading days to regain compliance.  If compliance is not demonstrated by February 3, 2003, the Company’s securities may be delisted. The Company may then appeal the determination to the Nasdaq Listings Qualifications Panel. If our common stock is delisted from the Nasdaq National Market, the common stock would trade on either the Nasdaq SmallCap Market or on the Over-the-Counter Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces.  Thus, delisting from the Nasdaq National Market could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from the Nasdaq National Market.

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

OUR FAILURE TO INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES IN A TIMELY MANNER COULD RENDER OUR PRODUCTS OBSOLETE AND UNMARKETABLE.

We compete in businesses that provide and market sophisticated information systems, software and other technology. We expect that these systems, software and other technology will be subject to refinements as such systems and underlying technologies are upgraded and advanced. As various systems and technologies become outdated, we may not be able to enhance or replace them, to enhance or replace them as quickly as our competition, or to introduce and market new or enhanced products and services in the future on schedule and on a cost-effective basis.  Our failure to provide and market new or enhanced products and services that compete with other available products could materially and adversely affect our business, results of operations and financial condition.

Our success will depend, in part, upon our ability to:

•                  continue to provide best-in-class enterprise solutions;

•                  continue to develop best-in-class CRM solutions;

•                  continue to develop best-in-class interactive marketing solutions;

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

DEFECTS IN OUR PRODUCTS COULD DELAY MARKET ADOPTION OF OUR SOFTWARE OR CAUSE US TO COMMIT SIGNIFICANT RESOURCES TO REMEDIAL EFFORTS.

Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. We could be forced to delay the commercial release of products until software problems have been corrected. We could lose revenues as a result of software errors or defects. Our products are intended for use in sales and marketing applications that may be critical to a customer’s business. As a result, we expect that customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results or financial condition.  The foregoing would also be applicable to Siebel products or other partner software around which future services would be based.  With respect to such products, we would also depend on Siebel or other responsible partners for the correction of errors and the delivery of any required modifications relating to such products.

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

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We believe that our quarterly and annual operating results could fluctuate significantly in the future, and our results of operations could fall below the expectations of securities analysts and investors.  If this occurs or if market analysts perceive that it will occur, our market value could fluctuate substantially.  The selection of a CRM software product and service partners often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer’s license of the software and project implementation.  As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer.  Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer’s sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

•                  changes in the demand for our products and services;

•                  the timing, composition and size of orders from our customers;

•                  customer spending patterns and budgetary resources;

•                  lower contribution margin associated with an expected decline in license fee revenue;

•                  our success in obtaining new customers;

•                  the timing of introductions of or enhancements to our products and services;

•                  changes in our pricing policies or those of our competitors;

•                  our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

•                  our ability to attract, retain and motivate qualified personnel, particularly within our sales and marketing and research and development organizations;

•                  the publication of opinions or reports about us, our products, our services and those of our competitors;

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

EXPOSURE TO CERTAIN DISTRIBUTION LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

We are subject to certain material liabilities associated with certain matters relating to activities prior to the Distribution.  As a condition of our spin-off from IMS HEALTH, we are required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH’s obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350 million in damages.  Pursuant to our agreement with IMS HEALTH, IMS HEALTH will indemnify the Company for any liability we incur in connection with such Distribution liabilities in excess of $9.0 million, which has been recorded in the consolidated financial statements.  Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in our obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE UNABLE TO GENERATE SUFFICIENT CASH FLOWS TO ADEQUATELY FUND CERTAIN DISTRIBUTION LIABILITIES.

If we incur the Distribution Liability of $9.0 million (See Note 2), pursuant to our agreement with IMS HEALTH, in connection with the alleged violations of federal antitrust laws by our corporate predecessors, our cash flows may need to be over and above our projected income in order to meet our financial obligations.  There is no assurance that we will have a sufficient amount of pre-tax income to meet our financial obligations in respect to such Distribution liabilities, which could have a material and adverse effect on our business, operating results and financial condition.  Payments associated with the Distribution Liabilities have been deferred by IMS Health until January 2005.

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

WE RELY ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect our proprietary technology. The steps we have taken or will take in the future may not prevent misappropriation of our technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite our efforts to protect our products’ proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Wayne P. Yetter, the Chief Executive Officer of the Company and Clifford A. Farren, Jr., the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) Reports on Form 8-K

On September 3, 2002, the Company filed Form 8-K under Item 5 announcing additional restructuring of certain senior leadership personnel (File 0-30822).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT Inc.

Signature		Title	Date

By:	/s/ WAYNE P. YETTER	Chairman and Chief Executive Officer	November 14, 2002
	Wayne P. Yetter	(Principal Executive Officer)

By:	/s/ CLIFFORD A. FARREN, JR.	Senior Vice President and Chief Financial Officer	November 14, 2002
	Clifford A. Farren, Jr.	(Principal Financial and Accounting Officer)

SYNAVANT INC.

CERTIFICATION

I, Wayne P. Yetter, President and Chief Executive Officer of SYNAVANT Inc. certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of SYNAVANT Inc.

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                                      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Wayne P. Yetter
Wayne P. Yetter
President and Chief Executive Officer

I, Clifford A. Farren, Jr., Chief Financial Officer of SYNAVANT Inc. certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of SYNAVANT Inc.

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                                      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Clifford A. Farren, Jr.
Clifford A. Farren, Jr.
Chief Financial Officer