Form 10-K
period 2002-12-31
SYNAVANT INC
filed 2003-04-01
CIK 1116141

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☐    NO ☒

        The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at February 28, 2003, was approximately $15,205,078, based on $1.00 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

        The number of shares of the Registrant's common stock outstanding at February 28, 2003, was 15,205,078 shares.

DOCUMENT INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2002 fiscal year end are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

        SYNAVANT Inc. (referred to hereafter as "SYNAVANT" or the "Company") serves the biopharmaceutical and healthcare industries through its two core business categories: implementing and supporting pharmaceutical-specific customer relationship management ("CRM") solutions and developing interactive marketing programs, medical professional databases and offering strategic consulting services that support sales and marketing decision-making and program implementation. SYNAVANT is composed of the automated sales and marketing support businesses which were formerly part of IMS HEALTH INCORPORATED ("IMS HEALTH") which operated under the name IMS HEALTH Strategic Technologies, Inc. ("ST"); certain other former foreign subsidiaries of IMS HEALTH; substantially all of IMS HEALTH's former interactive and direct marketing businesses, including the business of Clark-O'Neill, Inc. ("Clark O'Neill"), formerly a wholly owned subsidiary of IMS HEALTH; and a 51% interest in Permail Pty., Ltd. ("Permail"). Shares of SYNAVANT's common stock were distributed to stockholders of IMS HEALTH following the conveyance of assets and stock of entities comprising SYNAVANT's businesses into SYNAVANT.

SYNAVANT's SOLUTIONS

        SYNAVANT's services are comprised of strategic technology services, strategic consulting, and interactive marketing and database services. The Company reports strategic technology services as Software Services and interactive marketing, database services and strategic consulting as Interactive Marketing on its Consolidated Statement of Operations.

        Strategic technology services include a set of services that provide value to customers in three general areas: software, system implementation and system support.

        SYNAVANT offers several proprietary software products to enable sales force automation ("SFA"). Cornerstone™ is a legacy product used in the United States by certain pharmaceutical companies to support their sales forces. PremièreSM is another SYNAVANT SFA tool used by many European, Canadian, and Latin American pharmaceutical companies. Lastly, SYNAVANT created a proprietary analytical tool, AnalyzerSM, which helps pharmaceutical sales representatives, managers and head office staff manage, view and analyze market data and information that is generated from these systems.

        System implementation is a core competency and service offered by SYNAVANT to support large-scale software implementations for the healthcare marketplace. SYNAVANT can implement its proprietary systems or other software systems such as integrated CRM solutions (e.g., the Siebel Systems' eBusiness suite for the life sciences market, including ePharma, eClinical, eMedical and Employee Relationship Management applications). During 2002, the Company also has expanded its system implementation capabilities to include Customer Relationship Effectiveness ("CRE") solutions (e.g., update software A.G.'s pharmaceutical-specific technology suite, premiere.update, for laptop, PDA and Web deployment) that provide a lower cost solution for pharmaceutical companies wishing to implement CRM capabilities within their sales and marketing functions, without undergoing fundamental structural change or business process re-engineering across their organization.

        Post implementation system support services combine several key areas of customer value: help desk and other web-based customer support, hardware maintenance, asset management, training, and facilities management.

        SYNAVANT's global interactive marketing services comprise offerings developed to help pharmaceutical brand managers promote their products to targeted physicians effectively. Sampling services range from targeted sample solicitation to doctors to custom sample fulfillment programs. Medical Dialogue™is a service that influences doctor prescribing in a peer-to-peer environment using skilled healthcare professionals. Doctor call centers, circulation management for medical publishers, custom physician list generation, and direct marketing programs complete the competencies harnessed in this business category.

        SYNAVANT's major database service offering is PharbaseSM. PharbaseSM is a repository of comprehensive physician and other healthcare professional profile information for several major markets around the world. In many countries it is recognized as one of the most accurate reference databases due to its usage by government agencies for regulatory communications to physicians. Pharmaceutical companies rely on PharbaseSM to accurately manage customer level information. PharbaseSM is not available in the United States.

        SYNAVANT's strategic consulting group, Global Strategic Solutions (GSS), was created at the end of 2001 to leverage SYNAVANT's historical experience in technology implementation and pharmaceutical promotion with the consulting skills of the new team. This team is focused on helping pharmaceutical companies become more customer focused to realize the potential from their technology, sales and marketing investments within the context of the overall vision and direction of their business. The GSS group provides services such as helping pharmaceutical companies identify the informal prescribing influence networks within the physician community, which enables more precise and cost-effective targeting of sales activity. GSS also helps clients by driving new value streams and maximizing the effectiveness of their brand promotion and customer relationships.

PARTNERSHIPS AND ALLIANCES

        An important element of SYNAVANT's business model involves working with key partners. It is essential to have the right alliance agreements in place to enable both parties to maximize the value of their complementary skills and services.

        During 2002, the Company launched its CRE solution premiere.updateSM developed in conjunction with update software A.G. to address the opportunity to provide a lower cost solution to pharmaceutical companies wishing to implement CRM capabilities within their sales and marketing functions, without undergoing fundamental structural change or business process re-engineering across their organization.

        SYNAVANT continues to form alliances with appropriate partners to deliver new and essential services to target customers. Of paramount importance is the value the alliance brings customers and therefore SYNAVANT's choice of partner may vary from customer to customer. By combining SYNAVANT's intellectual property and ongoing, long-term service capabilities with complementary back-end technology implementation and change management expertise from other consulting organizations, SYNAVANT is able to deliver a total solution to the customer.

SUBSEQUENT EVENTS

        On March 16, 2003, the Company announced a definitive agreement to sell its Global Interactive Marketing Business to Cegedim for $43.5 million in cash. Further, the definitive agreement and other transaction related documents were filed through a Form 8-K on March 17, 2003. The transaction is subject to approval by SYNAVANT stockholders, regulatory approvals and other customary closing conditions. The Company expects the transaction to close in the second or third quarter of 2003. However, the Company can not make any assurances that the transaction will be consummated.

        On March 31, 2003, the Company signed a $15.0 million Revolving Credit and Security Agreement with CapitalSource Finance LLC (the "CapitalSource Facility"). The new agreement replaces the credit facility with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo & Company (the "Foothill Facility") (See Item 7 Liquidity and Capital Resources). A cancellation fee of $0.8 million was triggered by the termination of the Foothill Facility. The CapitalSource Facility is expected to increase the Company's available capital compared with the Foothill Facility.

        On March 21, 2003, the Company reached an agreement to sell its 51% interest in Permail Pty. Ltd. to its minority partner for approximately $1.8 million. The transaction is expected to close in the next 30-60 days.

SIEBEL ALLIANCE

        On July 14, 2000, SYNAVANT entered into a strategic alliance with Siebel Systems Inc. ("Siebel"), a leading provider of eBusiness application software. This alliance agreement was updated and amended (the "Alliance") on December 31, 2001. The Alliance results in the following:

  •
  SYNAVANT is designated as a "Strategic Consulting Partner";

  •
  SYNAVANT is able to support a product set including Siebel ePharma, eMedical, eClinical as well as Employee Relationship Management ("ERM");

  •
  SYNAVANT has no restrictions on its product development, including Cornerstone™ and PremiereSM; and

  •
  SYNAVANT is able to support other software platforms in addition to its support of Siebel software.

RESEARCH AND DEVELOPMENT

        Research and development expenses totaled $6.5 million, $8.6 million and $12.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. While historical development efforts have focused on legacy and next generation core proprietary SFA applications, current and future efforts will be focused on the development of a broader set of proprietary applications that are compatible with Siebel's ePharma technology platform and with the technology platforms of other alliance partners. These CRM applications are expected to expand the focus of the Company's traditional SFA efforts (sales and marketing) into other areas including call centers, web sites, and clinical trials, as well as CRM solutions for medical device companies.

FOREIGN OPERATIONS

        SYNAVANT and its subsidiaries engage in a significant portion of their business outside of the United States. SYNAVANT's foreign operations are subject to the usual risks inherent in carrying on business outside of the United States, including fluctuations in relative currency values, possible nationalization, expropriation, price controls and other restrictive government actions. SYNAVANT believes that the risk of nationalization or expropriation is reduced because its products are software, services and information, rather than products that require manufacturing facilities or the use of natural resources.

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

CUSTOMERS

        Sales to the pharmaceutical industry accounted for substantially all of SYNAVANT's revenue in 2002. Substantially all major pharmaceutical companies are customers of SYNAVANT, and many of the companies use SYNAVANT's products and subscribe to its services in several countries. SYNAVANT's customer base is broad in scope and enables it to avoid dependence on any single customer. None of SYNAVANT's customers accounted for more than 10% of its gross revenues in 2002, 2001 or 2000.

COMPETITION

        SYNAVANT competes with other automated sales, marketing and clinical research support technology companies that offer sales force automation and customer relationship management solutions and enterprise-wide solutions, as well as competition from the in-house capabilities of its customers. SYNAVANT also faces competition from many vendors that market and sell SFA solutions in the consumer packaged goods industry. In addition, SYNAVANT competes with various companies that provide support and interactive marketing services similar to its own services. Generally, competition has arisen on a country or regional basis. For example, in the United States, certain SYNAVANT solutions and services, including its Cornerstone™ application and Siebel eBusiness solutions, compete with the products and services of Dendrite International Inc. ("Dendrite"), and in Europe certain SYNAVANT solutions and services, including its PharbaseSM database, PremiereSM application and Siebel eBusiness solutions, compete with the products and services of Cegedim SA ("Cegedim") and Binleys (part of the Wilmington Group plc), as well as Dendrite. Quality, breadth of solutions, integration of services and speed of delivery of information services and products are the principal methods of competition in SYNAVANT's market.

EMPLOYEES

        As of December 31, 2002, SYNAVANT had approximately 1,250 employees in 21 countries. Of these, approximately 500 are located in the United States, and none of these are represented by labor unions. In Germany, SYNAVANT has a European Workers' Council, which is a legal requirement in that country. SYNAVANT believes that, generally, relations with its employees are good and have been maintained in a normal and customary manner.

Factors That May Affect Future Performance

        In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on its business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

COMPETITION FROM OTHER PROVIDERS OF CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS MAY REDUCE DEMAND FOR SYNAVANT'S PRODUCTS AND SERVICES OR CAUSE IT TO REDUCE THE PRICE OF PRODUCTS AND SERVICES.

        SYNAVANT competes with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry. The Company also faces competition from many vendors that market and sell CRM solutions in the consumer packaged goods industry. In addition, the Company competes with various companies that provide support services and interactive marketing services similar to SYNAVANT's services.

        The Company may not compete effectively in the market. Competitive pressure may result in reducing the price of products and services, which would negatively affect revenues and operating margins. If the Company is unable to compete effectively in its markets, its business, results of operations and financial condition would be materially and adversely affected.

        Increased competition is anticipated based on the growing strategic focus on CRM and the success of Siebel's eBusiness solutions. Large established companies, such as Oracle, SAP and Microsoft, that are well established providers of enterprise resource planning ("ERP") software solutions either offer or are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel technology.

        The Company typically contracts with customers for a three year license and support agreement for software products. At the end of the contract, the customer may renew its agreement, normally for a one to two year period. Past experience has indicated that the Company's customers typically reassess these contracts every three to five years. As customers reassess their requirements, the Company may not be able to renew the agreements, and may not be selected to provide implementation and/or support services even if a Siebel solution is selected by the customer.

        Some of the Company's competitors and potential competitors are part of large corporate groups and have longer operating histories and significantly greater financial, sales and marketing, technology and other resources than SYNAVANT. In the event that the Company is unable to compete successfully with these companies, it could have a material adverse effect on its business, operating results or financial condition.

THE REVISED ALLIANCE WITH SIEBEL IS CRITICAL TO SUCCESS IN GENERATING CRM SERVICES REVENUE.

        You should note the following risk factors relating to the alliance with Siebel:

  •
  Customers may choose to purchase software services directly from Siebel or another provider and not as part of an integrated solutions offering from SYNAVANT;

  •
  The Company may not be able to implement successfully the changes to its business model necessitated by the Siebel alliance;

  •
  The Company may not successfully develop and differentiate our value added services and products together with Siebel software products; and

  •
  Other Siebel partners and/or providers of CRM services may effectively compete to sell portions of a total solution offering such as integration services, help desk support or data services to potential customers of SYNAVANT.

THE COMPANY MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

        We invest in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes. As of December 31, 2002, the Company had cash and cash equivalents of $7.0 million and availability under the Foothill Facility (See Item 7—Liquidity and Capital Resources Section). In March 2003, the Company signed the CapitalSource Facility (See Note 15) to replace the Foothill Facility and increase available capital. To the extent that we need additional funding in the future to finance our operations and capital expenditures, we may not be able to access the capital markets or otherwise obtain necessary financing, or to obtain such financing in a timely manner or on commercially favorable terms. In the event that we satisfy our financing needs through the issuance of additional equity securities, such issuance would be dilutive to existing stockholders.

        The Company currently estimates that cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under the credit facility, and cash flow from operations. However, certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout 2003. The Company estimates that in the U.S., approximately $20 million to $23 million of 2002 software services revenue associated with these customers will not recur in 2003. Although the Company is expected to partially offset these revenue reductions with new opportunities, further cost containment actions are being considered. If the Company incurs the liability of $9.0 million associated with IMS HEALTH's spin-off of the Company to its stockholders (the "Distribution"), pursuant to the agreement with IMS HEALTH, the Company's cash flows may need to be over and above its projected income in order to meet its financial obligations. If management's expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

THE COMPANY HAS EXPERIENCED LOSSES, AND EXPECTS TO INCUR LOSSES IN THE NEAR TERM.

        The Company experienced a net loss of $11.1 million, or 7% of its total revenue, in the year ended December 31, 2002, and a net loss of $31.2 million, or 17% of its total revenue, in the year ended December 31, 2001. It also incurred a net loss of $138.6 million, or 76% of its total revenue, in the year ended December 31, 2000, of which $129.0 million of the loss was prior to the Distribution. At December 31, 2002, the Company had an accumulated deficit of $51.4 million. The Company anticipates that potential restructuring and planned expenditures on sales, marketing, and product development will result in additional losses in the near term. Future expenditures on sales, marketing, and product development will be driven primarily by the Company's ability to achieve our targeted revenue goals.

THE LOW PRICE OF THE COMPANY'S COMMON STOCK COULD RESULT IN THE DELISTING OF ITS COMMON STOCK FROM THE NASDAQ NATIONAL MARKET.

        The Company's common stock is currently quoted on the Nasdaq National Market. The Company must satisfy Nasdaq's minimum listing maintenance requirements to maintain its listing on the Nasdaq National Market. Nasdaq listing maintenance requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization and maintaining a minimum bid price of $1.00 for shares of our common stock. The minimum bid price of the Company's common stock dropped under $1.00 per share and remained below $1.00 for 30 consecutive trading days during 2002. As a result, its common stock could be delisted from the Nasdaq National Market. The Company has until May 5, 2003 to maintain a closing bid price of $1.00 or more for a minimum of 10 consecutive trading days to regain compliance. If the Company's common stock is delisted from the Nasdaq National Market, the common stock would trade on either the Nasdaq SmallCap Market or on the Over-the-Counter Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from the Nasdaq National Market could make trading the Company's shares more difficult for investors, leading to further declines in share price. It would also make it more difficult to raise additional capital. In addition, the Company would incur additional costs under state blue sky laws to sell equity if its common stock is delisted from the Nasdaq National Market.

THE LOSS OF KEY PERSONNEL COULD NEGATIVELY IMPACT THE BUSINESS AND RESULTS OF OPERATIONS.

        The Company's success depends on its continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. In particular, SYNAVANT's Chairman and Chief Executive Officer, Wayne P. Yetter, is integral to the Company's future success and is not currently bound by an employment agreement. Competition for qualified personnel is intense, and the Company may fail to retain key employees or to attract or retain other highly qualified personnel. Even if it is able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity. If it is unable to hire or fails to retain competent personnel, the business, results of operations and financial condition could be materially and adversely affected.

FAILURE TO INTRODUCE NEW OR ENHANCED PRODUCTS IN A TIMELY MANNER COULD RENDER THE COMPANY'S PRODUCTS OBSOLETE AND UNMARKETABLE.

        SYNAVANT competes in businesses that develop and market sophisticated information systems, software and other technology. It is expected that these systems, software and other technology will be subject to refinements as such systems and underlying technologies are upgraded and advanced. As various systems and technologies become outdated, the Company may not be able to enhance or replace them, to enhance or replace them as quickly as the competition, or to develop and market new or enhanced products and services in the future on schedule and on a cost-effective basis. Failure to develop and market new or enhanced products and services that compete with other available offerings could materially and adversely affect the business, results of operations and financial condition.

        Success will depend in part upon our ability to:

  •
  continue to provide best-in-class enterprise solutions;

  •
  enter new markets; and

  •
  develop and/or provide new solutions that satisfy increasingly sophisticated customer requirements, that keep pace with technological developments expected by the market (including, in particular, developments related to the Internet).

DEFECTS IN THE COMPANY'S PRODUCTS COULD DELAY MARKET ADOPTION OF THE SOFTWARE OR CAUSE THE COMPANY TO COMMIT SIGNIFICANT RESOURCES TO REMEDIAL EFFORTS.

        Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. The Company could be forced to delay the commercial release of products until software problems have been corrected. SYNAVANT could lose revenues as a result of software errors or defects. These products are intended for use in sales and marketing applications that may be critical to a customer's business. As a result, it is expected that customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on the business, operating results or financial condition. The foregoing would also be applicable to Siebel and other alliance partner's products around which future services would be based. With respect to such products, the Company would also depend on Siebel and other alliance partners for the correction of errors and the delivery of any required modifications relating to such products.

SUCCESS DEPENDS ON THE STRENGTH OF THE PHARMACEUTICAL INDUSTRY.

        The Company's products and services are primarily used in connection with the marketing and sale of prescription-only drugs, particularly to support the launch and adoption of new pharmaceutical products. The market for prescription-only drugs is undergoing a number of significant changes, including:

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

  •
  changes in law, such as government-mandated price reductions for prescription-only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located; and

  •
  slower growth of pharmaceutical sales forces and fewer new product approvals by the FDA.

        Failure to respond effectively to any or all of these and other changes in the marketplace for prescription-only drugs could have a material and adverse effect on the business, operating results and financial condition.

SIGNIFICANT FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF ITS COMMON STOCK.

        The Company's quarterly and annual operating results could fluctuate significantly in the future, and results of operations could fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, market value could decrease substantially. The selection of a CRM software product and service partners often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software and project implementation. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, the Company cannot control or predict the timing of execution of contracts with customers. In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer's sales force. Other factors may cause significant fluctuations in our quarterly and annual operating results, including:

  •
  changes in the demand for products;

  •
  the timing, composition and size of orders from customers;

  •
  customer spending patterns and budgetary resources;

  •
  lower margins associated with a significant reduction in license fee revenue;

  •
  success in obtaining new customers;

  •
  the timing of introductions of or enhancements to products;

  •
  changes in pricing policies or those of competitors;

  •
  the ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

  •
  the ability to attract, retain and motivate qualified personnel, particularly within sales and marketing and research and development organizations;

  •
  the publication of opinions or reports about the Company and its products, or competitors and their products;

  •
  changes in general economic conditions;

  •
  actions taken by competitors, including new product introductions and enhancements; and

  •
  the ability to control costs.

        The Company establishes expenditure levels for product development, sales and marketing and other operating expenses based in large part on expected future revenues and anticipated competitive conditions. In particular, staff may be added in advance of new business to permit adequate time for training. If the new business is delayed or cancelled, the Company will incur expenses without the associated revenues. In addition, sales and marketing expenses may be increased if competitive pressures become greater than currently anticipated. Because only a small portion of expenses varies directly with actual revenues in the near term, operating results and profitability are likely to be adversely and disproportionately affected if revenues fall below expectations.

DUE TO THE COMPANY'S INTERNATIONAL SALES AND MARKETING ACTIVITIES, THE BUSINESS WILL BE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

        SYNAVANT operates globally, deriving 44.6%, 43.7% and 45.2% of its revenues in 2002, 2001 and 2000, respectively, from foreign operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of the operating results. The business is subject to a number of risks associated with international business activities. These risks generally include:

  •
  currency exchange rate fluctuations;

  •
  seasonal fluctuations in purchasing patterns;

  •
  the effects of terrorist acts, the war on terrorism, the war with Iraq, potential conflict or crisis with North Korea and other global developments;

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

EXPOSURE TO CERTAIN DISTRIBUTION LIABILITIES MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

        SYNAVANT is subject to certain material liabilities associated with certain matters relating to activities prior to the Distribution (See Note 10 to the Consolidated Financial Statements). As a condition to the Distribution, the Company is required to undertake to be jointly and severally liable to certain corporate predecessors of IMS HEALTH for IMS HEALTH's obligations under certain agreements with such entities, including potential liability relating to a complaint filed against such entities alleging violations of federal antitrust laws and seeking $350 million in damages. Pursuant to the agreement with IMS HEALTH, IMS HEALTH will indemnify the Company for any liability incurred in connection with such Distribution liabilities in excess of $9.0 million, which has been recorded in the consolidated financial statements. Any failure of IMS HEALTH to fulfill its indemnification obligations that resulted in the obligation to fund a substantial portion of such excess liabilities could have a material adverse effect on the business, operating results and financial condition.

        Pursuant to a letter of agreement signed with IMS HEALTH and Cegedim in March 2003, SYNAVANT has agreed to settle these Distribution liabilities with proceeds from the sale of its Global Interactive Marketing Division. The settlement accelerates payments from January 2005 upon consummation of the sale (See Note 15). $2.0 million of the $9.0 million has already been incurred by IMS HEALTH but not yet reimbursed by the Company. Applying a discount rate of 6.5% on the remaining $7.0 million not yet incurred is expected to result in a total payment to IMS HEALTH of approximately $8.4 million to settle the remaining Distribution liability.

THE COMPANY MAY BE UNABLE TO GENERATE SUFFICIENT CASH FLOWS TO ADEQUATELY FUND CERTAIN DISTRIBUTION LIABILITIES.

        If the Company incurs the Distribution liability of up to $9.0 million, pursuant to the agreement with IMS HEALTH, in connection with the alleged violations of federal antitrust laws by our corporate predecessors, the Company's cash flows may need to be over and above the projected income in order to meet the Company's financial obligations. There is no assurance that there will be a sufficient amount of pre-tax income to meet the financial obligations in respect to such Distribution liabilities, which could have a material and adverse effect on the business, operating results and financial condition.

        Pursuant to a letter of agreement signed with IMS HEALTH and Cegedim in March 2003, SYNAVANT has agreed to settle these Distribution liabilities with proceeds from the sale of its Global Interactive Marketing Division. The settlement accelerates payments from January 2005 upon consummation of the sale (See Note 15). $2.0 million of the $9.0 million has already been incurred by IMS HEALTH but not yet reimbursed by the Company. Applying a discount rate of 6.5% on the remaining $7.0 million not yet incurred is expected to result in a total payment to IMS HEALTH of approximately $8.4 million to settle the remaining Distribution liability.

SYNAVANT MAY BE SUBJECT TO TAXATION IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX FREE TRANSACTION

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

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL.

        SYNAVANT currently distributes controlled substances to doctors' offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers. It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict the Company's ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on the business, operating results and financial condition.

THE COMPANY RELIES ON THE ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY.

        SYNAVANT relies on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect its proprietary technology. The steps taken or that will be taken in the future may not prevent misappropriation of the Company's technology. Further, protective actions taken in the future may not prevent competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite efforts to protect the products' proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that is regarded as proprietary. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Such litigation could result in substantial costs and diversion of resources and could harm the business, operating results and financial condition.

CLAIMS AGAINST THE COMPANY REGARDING PROPRIETARY TECHNOLOGY COULD REQUIRE THE COMPANY TO PAY LICENSING OR ROYALTY FEES OR TO MODIFY OR DISCONTINUE CERTAIN PRODUCTS.

        Any claim that the Company's products infringe on the intellectual property rights of others could materially and adversely affect the business, results of operations and financial condition. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office issues new patents on an ongoing basis, infringement claims against SYNAVANT are a continuing risk.

        Infringement claims against the Company could cause product release delays, require redesign of the Company's products, or require royalty or license agreements. These agreements may be unavailable on terms acceptable to the Company. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against the Company regarding our proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify the Company from claims of infringement. However, licensors may be unable to indemnify the Company fully for such claims, if at all.

        If a court determines that one of the Company's products violates a third party's patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as the Company may have to:

  •
  pay licensing fees or royalties to continue selling the product;

  •
  incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or

  •
  stop selling the product.

        In addition, if a court finds that one of the products infringes a third party's patent or other intellectual property rights, then SYNAVANT may be liable to that third party for actual damages and attorneys' fees. If a court finds that the Company has willfully infringed on a third party's patent, the third party may be able to recover treble damages, plus attorneys' fees and costs.

SYNAVANT'S CERTIFICATE OF INCORPORATION, BYLAWS AND AGREEMENT WITH IMS HEALTH CONTAIN PROVISIONS THAT MAY DISCOURAGE A TAKEOVER.

        SYNAVANT's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that may have the effect of discouraging an acquisition of control of the Company not approved by the Company's Board of Directors. Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company, although such proposals, if made, might be considered desirable by a majority of the stockholders. Such provisions could further have the effect of making it more difficult for third parties to cause the replacement of the Company's Board of Directors. These provisions include:

  •
  the availability of capital stock for issuance from time to time at the discretion of the Board of Directors;

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

        These provisions have been designed to enable the Company to develop the businesses and foster the long-term growth without disruptions caused by the threat of a takeover not deemed by the Board of Directors to be in the best interests of the Company and its stockholders.

        The Company has a stockholder rights plan that is designed to protect the stockholders in the event of an unsolicited offer and other takeover tactics that, in the opinion of the Company's Board of Directors, could impair the Board's ability to represent stockholder interests. The provisions of the stockholder rights plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

        Pursuant to the Distribution Agreement with IMS HEALTH, we are each subject to certain non-competition arrangements that restrict our respective business activities for a specified period after the distribution. Pursuant to the terms of the Distribution Agreement, the restrictions would generally be binding on an entity that acquires SYNAVANT or is the survivor in a business combination with the Company. Such restrictions may have the effect of discouraging third parties from making proposals involving an acquisition or change in control of the Company. SYNAVANT is also subject to the provisions of Delaware corporate law, which may restrict certain business combination transactions.

        Pursuant to a letter of agreement signed with IMS HEALTH and Cegedim in March of 2003, IMS HEALTH has agreed to eliminate the non-compete restrictions contained in Section 2.16 of the Distribution Agreement contingent on the sale of the Global Interactive Marketing Business (See Note 15).

Where You Can Find More Information

        At your request, the Company will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-K. If you want an exhibit or more information, call, write or e-mail the Company at:

    SYNAVANT Inc.
    Attn: Investor Relations
    3445 Peachtree Road NE, Suite 1400
    Atlanta, Georgia 30326
    Telephone: (404) 841-4000
    website: www.SYNAVANT.com

        The Company's fiscal year ends on December 31. The Company files annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information filed at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

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

Location	Approx. Area (in sq. feet)	Use	Expiration Date
Atlanta, Georgia	65,451	Headquarters/Distribution/ Sales/Support/Development	8/31/07
Sydney, Australia	14,338	Sales/Support	1/31/06
Lane Cove, Australia	30,193	Sales/Support/Distribution	6/30/05
Vienna, Austria	2,356	Sales/Support	2/28/03
Drogenbos, Belgium	20,681	Sales/Support/Development	6/30/10
Sao Paulo, Brazil	6,413	Sales/Support	8/31/03
Toronto, Ontario, Canada	28,000	Sales/Support	10/31/03
Ismaning, Germany	9,146	Sales/Support	2/28/04
Athens, Greece	3,228	Sales/Support	3/31/03
Naarden, Netherlands	11,377	Sales/Support	6/30/08
Singapore	700	Sales/Support	7/31/03
Madrid, Spain	17,700	Sales/Support	7/31/06
Barcelona, Spain	4,379	Sales/Support	7/14/05
Lisbon, Portugal	6,671	Sales/Support	5/30/06
Tokyo, Japan	1,000	Sales/Support	12/31/04
Denham, United Kingdom	5,963	Sales/Support	2/28/12
Rugby, United Kingdom	32,000	Sales/Support	11/30/07
Norcross, Georgia	56,884	Sales/Support	8/31/07
Fairview, New Jersey	195,184	Sales/Support/Distribution	4/30/03
Totowa, New Jersey	136,855	Distribution	1/31/11
Wayne, New Jersey	50,902	Sales/Support	2/28/12
Viroflay, France	14,031	Sales/Support	9/30/04
Korea	517	Sales/Support	3/15/03
Mexico City, Mexico	1,720	Sales/Support	11/30/04
Milan, Italy	12,159	Sales/Support	8/31/05

ITEM 3. LEGAL PROCEEDINGS

        SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

        In addition, as discussed below, SYNAVANT is subject to certain other contingencies of which it is jointly and severally liable with IMS HEALTH. However, IMS HEALTH and SYNAVANT have agreed that SYNAVANT's share of such liabilities will not exceed $9.0 million, and IMS HEALTH has agreed to indemnify SYNAVANT for any liability it incurs in connection with such contingent liabilities in excess of such amount. In the event that IMS HEALTH does not fulfill such indemnification obligations, SYNAVANT could be liable for an amount in excess of $9.0 million in connection with such contingent liabilities. While it is highly unlikely, in the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition and results of operations. As of December 31, 2002, the Company has determined that approximately $2.0 million of the $9.0 million described above is now certain. The $2.0 million relates solely to the legal fees associated with these matters, as all matters are still unresolved as of December 31, 2002. In addition, SYNAVANT and IMS HEALTH have agreed that SYNAVANT will not be required to make any payment in connection with this commitment until at least January 1, 2005. While these matters are ongoing, as of December 31, 2002, IMS HEALTH has made payments in excess of $200 million in anticipation of final resolution of certain of these matters in order to avoid incurring additional penalties and interest.

        Pursuant to a letter of agreement signed with IMS HEALTH and Cegedim in March 2003, SYNAVANT has agreed to settle these Distribution liabilities with proceeds from the sale of its Global Interactive Marketing Division. The settlement accelerates payments from January 2005 upon consummation of the sale (See Note 15). $2.0 million of the $9.0 million has already been incurred by IMS HEALTH but not yet reimbursed by the Company. Applying a discount rate of 6.5% on the remaining $7.0 million not yet incurred is expected to result in a total payment to IMS HEALTH of approximately $8.4 million to settle the remaining Distribution liability.

        Under the terms of the distribution agreements relating to the 1996 spin-off of IMS HEALTH's predecessor, Cognizant Corporation ("Cognizant"), from The Dun & Bradstreet Corporation ("D&B") and relating to the 1998 spin-off of IMS HEALTH from Cognizant, as a condition to the distribution, IMS HEALTH and any company that it spins off, including SYNAVANT, are required to undertake to be jointly and severally liable to D&B, A.C. Nielsen Company and Cognizant for IMS HEALTH's obligations under the 1996 Distribution Agreement and the 1998 Distribution Agreement. Such obligations include potential tax liabilities relating to the aforementioned spin-offs and relating to certain global tax planning initiatives entered into by Cognizant, D&B and IMS HEALTH, and potential liabilities relating to the litigation described below.

        On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the U.S. District Court for the Southern District of New York, naming as defendants D&B, A.C. Nielsen Company and I.M.S. International Inc. (a predecessor of IMS HEALTH) (the "IRI Action"). The complaint alleges various violations of the U.S. antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These latter claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that the defendants induced SRG to breach that agreement. IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the U.S. District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of attempted monopolization in the United States and realleging its other claims. On August 18, 1997, defendants moved for an order dismissing the amended claims. On December 1, 1997, the court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operated through subsidiaries or companies owned by joint ventures or "relationships" with local companies. This ruling is currently on appeal. Discovery is continuing in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Nasdaq National Market symbol is "SNVT." The following table sets forth, for the indicated periods, the high and low closing sales prices for the Company's common stock as reported by the Nasdaq National Market.

	Closing Sales Price
	High	Low
Calendar Year 2001
First Quarter	$6.250	$4.250
Second Quarter	$7.150	$3.688
Third Quarter	$7.150	$2.120
Fourth Quarter	$4.000	$2.000
Calendar Year 2002
First Quarter	$4.297	$2.521
Second Quarter	$3.180	$1.410
Third Quarter	$2.250	$0.760
Fourth Quarter	$1.020	$0.410

Stockholders

        As of March 19, 2003, there were 4,079 holders of record of our common stock.

Dividends

        As announced on March 16, 2003, the Company has signed a definitive agreement for the sale of its Global Interactive Marketing Business. As part of the announcement, the Company disclosed that a portion of the proceeds from this sale, in excess of liquidity requirements, is expected to be distributed to stockholders, but no decision has been made as to the amount, timing, or form of such distribution. However, it should be noted that the CapitalSource Facility prohibits the payment of dividends without prior lender approval.

Equity Compensation Plans

        The following table provides information as of December 31, 2002, with respect to our compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities already issued
Equity compensation plans approved by stockholders(1)	7,971,729	$8.57	1,028,836
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

(1)
Consists of 571,164 shares subject to awards granted under our 2000 Stock Incentive Plan and 7,400,565 shares subject to awards under our 2000 Replacement Plan for IMS Health Incorporated Equity Awards (the "Replacement Plan"). All of the awards granted under the Replacement Plan consist of stock options. Of the awards granted under our 2000 Stock Incentive Plan, 305,028 shares are issuable upon the exercise of stock options, 234,065 shares consist of restricted stock units and 32,071 shares consist of deferred stock units issued to our non-employee Directors.

ITEM 6. SELECTED FINANCIAL DATA

        The following data are qualified in their entirety by the audited financial statements of SYNAVANT and other information contained elsewhere in this report. The financial data as of December 31, 2002, 2001, 2000 and 1999 and November 1998, and for the years ended December 31, 2002, 2001, 2000 and 1999 and November 30, 1998 and for the one month period ended December 31, 1998, have been derived from the audited financial statements of SYNAVANT. The historical financial information of SYNAVANT contained in this report is presented as if SYNAVANT were a separate entity for all periods presented. The following financial data should also be read in conjunction with, and is qualified in its entirety by, the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and SYNAVANT's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

	Years Ended and as of December 31,
					Month Ended and as of December 31, 1998(1)	Year Ended and as of November 30, 1998(2)
	2002	2001	2000	1999
	($ amounts in thousands, except per share data)
Income Statement Data:
Total Revenue	$166,365	$180,531	$181,439	$200,557	$13,649	$149,005
Net Income (Loss)	$(11,095)	$(31,233)	$(138,648)	$(3,192)	$(1,415)	$(25,217)
Loss Per Share of Common Stock—
Basic and Diluted(3)	$(0.73)	$(2.09)	$(9.32)	$(0.20)	$(0.09)	$(1.55)
Balance Sheet Data:
Total Assets	$108,737	$118,258	$156,499	$268,299	$290,686	$285,389
Long-Term Debt	—	—	—	—	—	—

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Form 10-K are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: risks associated with competition from other providers of customer relationship management solutions; success with the Siebel Alliance; the ability to obtain additional financing on satisfactory terms to meet future capital requirements; the ability to maintain a listing for its common stock on the Nasdaq National Market; loss of key personnel; failure to introduce new or enhanced products in a timely manner; defects in our products and delays related to market adoption of our software; strength of the pharmaceutical industry; fluctuations in quarterly and/or annual operating results that may adversely affect the market price of its common stock; operating on a global basis; exposure to certain Distribution liabilities and the ability to fund them; governmental regulation of the ability to distribute controlled substances through the mail; the ability to protect its intellectual property; product infringement claims; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; and regulatory, legislative and enforcement initiatives. These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the risk factors set forth herein under the heading "Factors That May Affect Future Performance." The Company assumes no obligation to update any such forward-looking statements.

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

SUBSEQUENT EVENTS

        On March 16, 2003, the Company announced a definitive agreement to sell its Global Interactive Marketing Business to Cegedim for $43.5 million in cash. Further, the definitive agreement and other transaction related documents were filed through a Form 8-K on March 17, 2003. The transaction is subject to approval by SYNAVANT stockholders, regulatory approvals and other customary closing conditions, and would be considered a change-in-control event by the Company. The Company expects the transaction to close in the second or third quarter of 2003. However, the Company can not make any assurances that the transaction will be consummated.

        On March 31, 2003, the Company signed the CapitalSource Facility, a $15.0 million Revolving Credit and Security Agreement with CapitalSource Finance LLC. The new agreement replaces the Foothill Facility (See Item 7 Liquidity and Capital Resources). A cancellation fee of $0.8 million was triggered by the termination of the Foothill Facility. The CapitalSource Facility is expected to increase the Company's available capital compared with the Foothill Facility.

        On March 21, 2003, the Company reached an agreement to sell its 51% interest in Permail Pty. Ltd. to its minority partner for approximately $1.8 million. The transaction is expected to close in the next 30-60 days.

SIEBEL ALLIANCE

        On July 14, 2000, SYNAVANT entered into a strategic alliance with Siebel, a leading provider of eBusiness application software. This alliance agreement was updated and amended (the "Alliance") on December 31, 2001. The Alliance results in the following:

  •
  SYNAVANT is designated as a "Strategic Consulting Partner";

  •
  SYNAVANT is able to support a product set including Siebel eMedical, eClinical as well as Employee Relationship Management ("ERM");

  •
  SYNAVANT has no restrictions on its product development, including Cornerstone and Premiere; and

  •
  SYNAVANT is not required to exclusively support Siebel software.

ASSET IMPAIRMENT—2000

        In connection with the original agreement with Siebel, SYNAVANT significantly modified its development priorities and discontinued the one remaining Walsh project. As a result of the original Siebel alliance in 2000 and the Distribution, the Company assessed the value of computer software assets during the third quarter of 2000 and as a result, accelerated amortization of $14.6 million was recorded in the period ended September 30, 2000. The remaining value of computer software assets is being amortized over 3 years. In addition, SYNAVANT assessed the value of goodwill (which included the goodwill from the Walsh Acquisition) during the third quarter of 2000. Based on this assessment, an impairment charge of $100.9 million was recorded in the period ended September 30, 2000. See Note 2 of the Consolidated Financial Statements for further discussion. The Company reduced the remaining period of amortization of goodwill to its revised estimated useful life of 5 years, which corresponded to the remaining term of the agreement with Siebel. However, in connection with SFAS 142 (See Note 1 of the Consolidated Financial Statements) the Company no longer amortizes goodwill, but tests the goodwill balance for impairment on each balance sheet date and consequently would take an impairment charge to reduce the goodwill balance if appropriate.

CRITICAL ACCOUNTING POLICIES

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an on-going basis, management evaluates its estimates and judgments, most significantly those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, restructuring costs, and litigation.

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

        Revenue recognition.    The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license fees, related maintenance and software service fees, database and information services, and interactive marketing programs. Deferred revenue consists of maintenance billings due in advance of service periods, and other software and project billings for which services have not yet been completed. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and 101B, and AICPA Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", as amended by SOP Nos. 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

        In cases where services to be provided are not essential to the functionality of the software, the Company has sufficient vendor specific objective evidence ("VSOE") of fair value of the elements to recognize the revenue separately. The Company has determined the VSOE of its software license fee based on the consistent per user license fee charged to its customers. The VSOE of the software service element is based on the price of the software services when sold separately. The Company accounts for the maintenance and support element separately using VSOE, which is determined based on the customer renewal fees for such services. When services are essential to the functionality of the software, revenue is recognized in accordance with SOP 97-2.

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

        Goodwill and other long-lived assets.    Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The Company evaluates its intangible assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management consider important, which could trigger an impairment review include, but are not limited to, the following:

  •
  Significant decrease in the market value of an asset;

  •
  Significant changes in the use of the acquired assets or the strategy for the overall business;

  •
  Significant adverse change in legal factors or negative industry or economic trends;

  •
  Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset;

  •
  Significant decline in the Company's stock price for a sustained period; and

  •
  Our market capitalization relative to net book value.

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective January 1, 2002, and as a result, the Company ceased amortization of the remaining $41.2 million of goodwill. Goodwill amortization of approximately $11.7 million was recorded during 2001. In lieu of amortization, the Company is required to perform a periodic impairment review of the goodwill. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the balance sheet and results of operations. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This amortization is based on the estimated useful lives of the underlying acquired business or underlying assets.

        When the Company determines that the carrying value of long-lived assets, intangibles and related goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company recognizes an impairment loss. The impairment loss, if applicable, is then calculated based on the fair value or the sum of the discounted cash flows compared with the carrying value. The discounted cash flow method would use a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company is currently evaluating the impact of the sale of its Global Interactive Marketing Business (See Note 15) on its goodwill balance. Upon the consummation of the transaction, the allocation of goodwill to the remaining portion of the business may be such that an impairment charge could be required.

        The impact of SFAS No. 142 on previously reported results follows:

	Year Ended
	December 31, 2001	December 31, 2000
Reported net loss	$(31,233)	$(138,648)
Add back: Goodwill amortization*	11,735	12,225

Adjusted net loss	$(19,498)	$(126,423)

Loss per share—basic and diluted
Reported net loss	$(2.09)	$(9.32)
Goodwill amortization	0.79	0.82

Adjusted net loss	$(1.30)	$(8.50)

*
The 2000 goodwill amortization does not include the impairment charge $100.9 million

        Income taxes.    As part of the process of preparing the consolidated financial statements, it is required to estimate taxes in each of the jurisdictions in which the Company operates. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets could be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, management may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

        The Company also records a reserve for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes SYNAVANT has appropriately accrued for tax exposures. If the Company prevails in a matter for which an accrual has been established or is required to pay an amount exceeding its reserves, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, management may need to establish an additional valuation allowance that could materially impact the financial condition and results of operations.

        Restructuring costs.    The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs. Restructuring accruals related to the Company's efforts to reduce certain contractual office lease obligations could be materially affected by factors such as the ability to secure subleases, the credit-worthiness of sub-lessees and success in negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, management may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

        Legal contingencies.    The Company is currently involved in certain legal proceedings as disclosed in Note 10. When probable, the Company accrues an estimate for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will materially affect SYNAVANT's financial position, although no assurance can be given as to the ultimate outcome of any such proceedings.

        Fair Value of Stock Options.    SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock incentive plans. Accordingly, no compensation expense related to the issuance of stock options has been recognized for the years ended December 31, 2002, 2001 and 2000.

        The above listing is not intended to be a comprehensive list of all the Company's estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by US GAAP.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

REVENUE

        Total revenues for the year ended December 31, 2002 declined by 7.8% to $166.4 from $180.5 million for the year ended December 31, 2001. This decline was primarily due to lower Software Services and Software Fees revenues, partially offset by improved interactive marketing revenues. A weaker U.S. Dollar positively impacted revenues by $3.3 million in 2002.

        SOFTWARE FEES. Software Fees decreased to $5.0 million for the year ended December 31, 2002 from $11.8 million for the year ended December 31, 2001, a decrease of $6.8 million and 57.6%. The decrease in Software Fees is primarily due to fewer legacy software customer sales representative expansions in North America during 2002 and less revenue from Siebel licenses, as a result of the Company no longer being a Siebel Value Added Reseller of Siebel licenses. The decrease in Software Fees also reflects the Company's shift to focus on Software Services rather than on proprietary software development and sale of licenses.

        SOFTWARE SERVICES. Software Services revenue decreased to $81.3 million for the year ended December 31, 2002 from $90.0 million for the year ended December 31, 2001, a decrease of $8.7 million and 9.7%. The decrease in revenue from Software Services is principally due to a lack of implementation fees that were driven by decreased license sales and lower custom project work on legacy customer systems.

        INTERACTIVE MARKETING. Interactive Marketing revenue increased to $80.1 million for the year ended December 31, 2002 from $78.7 million for the year ended December 31, 2001, an increase of $1.4 million and 1.8%. The increase in revenue from Interactive Marketing is primarily due to a large product communications program implemented for a customer in the U.S. and a weaker U.S. dollar, partially offset by slower promotional spending experienced during 2002.

OPERATING COSTS

        COST OF SOFTWARE FEES. Cost of Software Fees for the year ended December 31, 2002 was $2.8 million, compared with $5.9 million for the year ended December 31, 2001. The decrease in Cost of Software Fees is principally due to decreases in Software Fee revenue, partially offset by an increase in the amortization of capitalized software costs.

        COST OF SOFTWARE SERVICES. Cost of Software Services decreased to $56.3 million for the year ended December 31, 2002, from $67.3 million for the year ended December 31, 2001, a decrease of $11.0 million or 16.3%. The decrease in Cost of Software Services is primarily due to lower Software Services revenue and cost containment actions taken in the second half of 2001 and 2002. Included in the fourth quarter of 2001 are duplicate costs of $1.3 million as the Company moved Help Desk support in-house from being outsourced to a third party.

        COST OF INTERACTIVE MARKETING. Cost of Interactive Marketing revenue increased 3.7% to $66.9 million for the year ended December 31, 2002, from $64.5 million for the year ended December 31, 2001. The increase in the Cost of Interactive Marketing is driven by the increase in Interactive Marketing revenue and the revenue product mix. A portion of the revenue increase relates to postage costs which are passed through to customers in connection with marketing programs.

GROSS MARGINS

        The Company calculates gross margin as revenue less operating costs as categorized in the Company's consolidated financial statements. The following table summarizes the Company's gross margin information in dollars and as a percentage of the associated revenues for the year ended December 31, 2002 and 2001.

	12/31/02		12/31/01
Software fees
Software fees revenue	$4,973	100.0%	$11,832	100.0%
Software fees operating costs	2,813	56.6%	5,890	49.8%

Software fees gross margin	$2,160	43.4%	$5,942	50.2%
Software services
Software services revenue	$81,299	100.0%	$89,988	100.0%
Software services operating costs	56,279	69.2%	67,260	74.7%

Software services gross margin	$25,020	30.8%	$22,728	25.3%
Interactive marketing
Interactive marketing revenue	$80,093	100.0%	$78,711	100.0%
Interactive marketing operating costs	66,874	83.5%	64,541	82.0%

Interactive marketing gross margin	$13,219	16.5%	$14,170	18.0%
Total
Total revenue	$166,365	100.0%	$180,531	100.0%
Total operating costs	125,966	75.7%	137,691	76.3%

Total gross margin	$40,399	24.3%	$42,840	23.7%

        Total gross margin for the year ended December 31, 2002 decreased by $2.4 million but increased by 0.6% as a percentage of revenue to 24.3%. The Company experienced improved software services margins as a percentage of revenue due to changes in product mix, reflecting a higher level of recurring service revenue and a lower level of one-time related revenues and cost containment actions taken in the second half of 2001 and 2002. Based on the transition to a software services model from a proprietary software business, the Company expects software fee gross margins to decline in future periods compared with prior years. The increase in software services gross margins were also partially offset by lower interactive marketing margins as a percentage of revenue due to postage costs associated with the large product communications program discussed above.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and Development expenses declined by 23.6% to $6.5 million for the year ended December 31, 2002 from $8.6 million for the year ended December 31, 2001. The decline in research and development costs is principally attributable to changes in development priorities that were driven by the Siebel Alliance. Although the Company has the right to continue development of its legacy products, the Company's current and future development efforts will continue to be focused on the development of applications that are proprietary to SYNAVANT but that are compatible with Siebel and other alliance partners' technology.

        SELLING AND ADMINISTRATIVE. Selling and Administrative expenses increased by $0.7 million to $34.9 million for the year ended December 31, 2002 from $34.2 million in 2001. The Selling and Administrative expenses were decreased due to cost containment actions taken in the second half of 2001 and during 2002 but were offset by approximately $2.4 million of transaction related expenses associated with the selling of its Global Interactive Marketing Business (See Note 15). In addition, the Company relocated its Interactive Marketing business in the U.S. to new facilities during the year. Due to this relocation, the Company incurred $1.6 million in duplicate facility costs during 2002, and expects to incur $0.6 million of duplicate costs in 2003.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 2002 was $7.6 million, compared with $21.5 million in 2001, which included $11.7 million of goodwill amortization. Excluding goodwill amortization, depreciation and amortization decreased by $2.2 million as compared to the year ended December 31, 2001 as certain of the Company's assets became fully depreciated during the year.

        The Company is currently evaluating the impact of the sale of its Global Interactive Marketing Business (See Note 15) on its goodwill balance. Upon the consummation of the transaction, the allocation of goodwill to the remaining portion of the business may be such that an impairment charge could be required.

OPERATING LOSS

        OPERATING LOSS. Operating loss decreased to $10.8 million for the year ended December 31, 2002 compared with an Operating loss of $30.1 million for the year ended December 31, 2001. The $19.3 million improvement in operating loss is primarily due to the absence of $11.7 million of goodwill amortization, lower restructuring charges and reduced research and development expenses in 2002.

RESTRUCTURING

        On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process, resulting in the elimination of 100 positions that is reflected in the charge of $7.5 million for 2001 (the "2001 Restructuring"). These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The charge for the 2001 Restructuring is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $7.5 million charge, $0.5 million remains to be paid in 2003.

        During 2002, the Company took additional restructuring charges related to both severance and separation related costs for the elimination of approximately 45 positions and real estate actions, as the Company has terminated certain real estate leases and subleased other office space made available by the restructuring actions (the "2002 Restructuring"). These personnel reductions included three senior management positions with the remainder being operating, technical and administrative staff. The 2002 Restructuring resulted in a charge of $2.2 million, of which $0.6 million was paid in 2002. All severance and related personnel costs are expected to be paid in 2003, with the real estate payments continuing over the life of the related lease agreements. $0.7 million of payments related to the year end accrual are expected to occur in 2004 and beyond.

TAXES

        The Company's consolidated tax provision was a benefit of $0.2 million for the year ended December 31, 2002, compared with a provision of $0.5 million for the year ended December 31, 2001. The Company's effective tax rate is different from the U.S. federal statutory tax rate, principally due to certain foreign losses and permanent differences in the deductibility of certain expenses.

RESULTS BY GEOGRAPHIC SEGMENT:

        THE AMERICAS. Revenue for the year ended December 31, 2002 was $98.1 million compared with $107.3 million for the year ended December 31, 2001. The decrease was due to decreased Software Fees and the related implementation Software Services from fewer customer sales representative expansions in North America, partially offset by higher volumes in Interactive Marketing. The operating loss for the year ended December 31, 2002 was $10.8 million compared with an operating loss of $31.4 million for the year ended December 31, 2001 due to the absence of Goodwill amortization in 2002 (See Note 1), lower restructuring expenses and research and development costs, partially offset by approximately $2.4 million of transaction related expenses associated with the sale of the Company's Global Interactive Marketing Business expected to occur in the second or third quarter of 2003 (See Note 15).

        EUROPE. Revenue for the year ended December 31, 2002 was $54.1 million compared with $57.3 million for the year ended December 31, 2001. The revenue decrease was due primarily to lower revenues in the UK and Germany partially offset by the impact of a weaker U.S. Dollar. The operating income for the year ended December 31, 2002 was $0.4 million compared with operating income of $1.5 million for the year ended December 31, 2001. The decline in operating income is primarily due to lower revenues, partially offset by the impact of a weaker U.S. Dollar.

        ASIA PACIFIC. Revenue for the year ended December 31, 2002 declined to $14.2 million compared with $16.0 million for the year ended December 31, 2001. The $1.8 million decline was attributable to the absence of Siebel license and implementation revenues on a large project in Japan that occurred during 2001. Operating loss was $0.4 million for the year ended December 31, 2002 compared to a loss of $0.2 million for the year ended December 31, 2001, as a result of the decline in revenue.

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

        SOFTWARE FEES. Software Fees increased to $11.8 million for the year ended December 31, 2001 from $7.7 million for the year ended December 31, 2000, an increase of $4.1 million and 53.2%. The increase in Software Fees was primarily due to customer sales representative expansions in North America and revenue from initial Siebel implementations.

        SOFTWARE SERVICES. Software Services revenue increased to $90.0 million for the year ended December 31, 2001 from $87.5 million for the year ended December 31, 2000, an increase of $2.5 million and 2.9%. The increase in revenue from Software Services was principally due to implementation fees that were driven by increased license sales and other custom project work on legacy customer systems.

        INTERACTIVE MARKETING. Interactive Marketing revenue declined to $78.7 million for the year ended December 31, 2001 from $86.2 million for the year ended December 31, 2000, a decline of $7.5 million and 8.7%. The decline in revenue from Interactive Marketing was primarily due to the divestiture of EMRON, the impact of a stronger U.S. Dollar, a decline in postage rebills and lower volumes in the UK and Australia, partially offset by the inclusion of PharbaseSM license revenue from IMS HEALTH in 2001.

OPERATING COSTS

        COST OF SOFTWARE FEES. Cost of Software Fees for the year ended December 31, 2001 was $5.9 million, compared with $8.8 million for the year ended December 31, 2000, which included accelerated amortization of impaired software of $5.4 million (See discussion of Siebel in "Overview" and Note 2 of the Consolidated Financial Statements). Excluding the accelerated amortization, the increase in Cost of Software Fees was principally due to increases in third party royalty costs related to higher Software Fee revenue.

        COST OF SOFTWARE SERVICES. Cost of Software Services increased to $67.3 million for the year ended December 31, 2001, from $61.1 million for the year ended December 31, 2000, an increase of $6.2 million. The increase in Cost of Software Services was primarily due to spending in the U.S. and Europe to improve customer support levels, spending in Europe and Japan to position the Company for future growth in selected markets, costs associated with mobilizing the organization to begin implementing and supporting the SYNAVANT solution with technology from Siebel and increased hardware and software rebills. The improvement to customer support levels in the U.S. included duplicate costs incurred in the fourth quarter of 2001 as the Company moved Help Desk support in-house from being outsourced to a third party.

        COST OF INTERACTIVE MARKETING. Cost of Interactive Marketing revenue declined 11.5% to $64.5 million for the year ended December 31, 2001, from $72.9 million for the year ended December 31, 2000. The decline in the Cost of Interactive Marketing was primarily driven by the decline in Interactive Marketing revenue which declined by 8.7%. A portion of the revenue decline relates to postage costs which are passed through to customers in connection with marketing programs.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and Development expenses declined by 31.7% to $8.6 million for the year ended December 31, 2001 from $12.6 million for the year ended December 31, 2000. The decline in research and development costs was principally attributable to a change in development priorities that were driven by the Siebel Alliance. Development resource levels have been reduced and priorities have been realigned since the Company entered into the Siebel alliance in July 2000. Although the Company has reinstated its rights to continue development of its legacy products through the Revised Siebel Agreement signed in December 2001, the Company expects development efforts in the future will continue to be focused on the development of applications that are proprietary to SYNAVANT but that are compatible with Siebel and other alliance partners' technology.

        SELLING AND ADMINISTRATIVE. Selling and Administrative expenses increased by 4.6% to $34.2 million for the year ended December 31, 2001 from $32.7 million for the year ended December 31, 2000. The increase in Selling and Administrative expenses was principally due to higher costs associated with running an independent public company.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 2001 was $21.5 million, compared with $135.0 million in 2000, which included an impairment charge of $110.1 million (See discussion of Siebel in "Overview" and Note 2 of the Consolidated Financial Statements). Excluding this charge, depreciation and amortization declined by

$3.4 million as compared with the year ended December 31, 2000 as the amortizable asset bases decreased as a result of the impairment charge during 2000.

OPERATING LOSS

        OPERATING LOSS. Operating loss decreased to $30.1 million for the year ended December 31, 2001 compared with an Operating loss of $143.8 million for the year ended December 31, 2000. The $113.7 million decrease in operating loss was primarily due to the absence of $115.5 million of software and goodwill impairment charges taken in 2000 and reduced Research and Development costs, partially offset by $7.5 million of restructuring charges in 2001.

RESTRUCTURING

        On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. This action resulted in a reduction in personnel by approximately 6% to 8% worldwide. The Company completed the first two steps in the restructuring process, resulting in the elimination of 100 positions which is reflected in the charge of $7.5 million for 2001. These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The restructuring charge is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $7.5 million charge, $2.6 million and $4.4 million was paid during 2001 and 2002, respectively.

TAXES

        The Company's consolidated tax provision, calculated on a separate-company basis, was $0.5 million for the year ended December 31, 2001, compared with a benefit of $6.4 million for the year ended December 31, 2000. The Company's effective tax rate is different from the U.S. federal statutory tax rate, principally due to the goodwill amortization resulting from the acquisition of Walsh and certain foreign losses, which are not deductible for tax purposes. The Company recorded a tax benefit in 2000 as deferred tax assets were utilized to offset existing deferred tax liabilities. As of December 31, 2001, the Company maintained a net deferred tax liability position, primarily as a result of temporary differences related to computer software.

RESULTS BY GEOGRAPHIC SEGMENT:

        THE AMERICAS. Revenue for the year ended December 31, 2001 was $107.3 million compared with $105.9 million for the year ended December 31, 2000. The increase was due to increased Software Fees and the related implementation Software Services generated from customer sales representative expansions in North America, partially offset by lower volumes in Interactive Marketing and the divesture of EMRON. The operating loss for the year ended December 31, 2001 was $31.4 million compared with an operating loss of $139.6 million for the year ended December 31, 2000 due to the absence of the accelerated amortization on computer software and the goodwill impairment recorded in the third quarter of 2000 associated with the Siebel Alliance and the Distribution and lower Interactive Marketing revenues, partially offset by increased Software Fees and Software Services revenue.

        EUROPE. Revenue for the year ended December 31, 2001 was $57.3 million compared with $57.2 million for the year ended December 31, 2000. The revenue increase was offset by the impact of a stronger U.S. Dollar. The operating income for the year ended December 31, 2001 was $1.5 million compared with an operating loss of $4.3 million for the year ended December 31, 2000. The improvement in operating income is primarily due to the absence of accelerated amortization on the

Goodwill impairment recorded in the third quarter of 2000 associated with the Siebel Alliance and the Distribution.

        ASIA PACIFIC. Revenue for the year ended December 31, 2001 declined to $16.0 million compared with $18.4 million for the year ended December 31, 2000. The $2.4 million decline was attributable to declines in Interactive Marketing revenue in Australia, partially offset by revenue growth in Japan. Operating income declined from $0.1 million to a loss of $0.2 million for the year ended December 31, 2001.

SELECTED QUARTERLY RESULTS OF OPERATIONS

        The following tables present certain unaudited quarterly statements of operations data for each of the last eight quarters. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited financial statements contained in this 10-K. Certain prior period amounts have been reclassified to conform to current year-end presentation. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data) (unaudited)
2002
Revenues	$44,960	$43,589	$38,950	$38,866
Gross margin	$9,869	$10,598	$9,536	$10,396
Net loss	$(1,945)	$(1,728)	$(2,846)	$(4,576)
Basic and diluted loss per share	$(0.13)	$(0.11)	$(0.19)	$(0.30)
2001
Revenues	$44,078	$46,673	$40,746	$49,034
Gross margin	$9,793	$9,782	$9,565	$13,700
Net loss	$(9,647)	$(6,214)	$(12,445)	$(2,927)
Basic and diluted loss per share	$(0.65)	$(0.42)	$(0.83)	$(0.19)

LIQUIDITY AND CAPITAL RESOURCES

        On April 27, 2001, SYNAVANT entered into the Foothill Facility, which has a term of five years with a maximum credit line of $20 million. The available line is based on a percentage of the eligible accounts receivable in the U.S. Any borrowing against the line will be at a rate of Prime plus 100 basis points. The average availability under the Foothill Facility for the year ended December 31, 2002 was $3.6 million. As of December 31, 2002, the Company has no outstanding balance in relation to the Foothill Facility. Concurrent with the Foothill Facility, IMS HEALTH agreed to defer any payments associated with the Distribution liabilities (See Note 14) until January 1, 2005.

        On March 31, 2003, the Company signed the CapitalSource Facility, a $15.0 Million Revolving Credit and Security Agreement with CapitalSource Finance LLC. The new agreement replaces the Foothill Facility. The CapitalSource Facility is expected to increase the Company's available capital compared with the Foothill Facility. The available credit line is based on a percentage of eligible accounts receivable in the U.S. Any borrowing against the credit line will be at a rate of Prime plus 200 basis points. The Company is required to maintain certain financial covenants relating to financial performance such as earnings, net worth, and fixed charge coverage ratios, among others.

        In December of 2002, the Company modified certain Change-In-Control agreements for key members of management. The modifications were made to eliminate the need to fund Rabbi Trusts upon the signing of a definitive agreement to sell all or substantially all the assets of the Company, which would be a Change-in-Control event. Instead, the responsibility for funding of the Rabbi Trusts related to these agreements has been deferred until a Change-In-Control is consummated. This concession by management will enable the Company to fund these Rabbi Trusts from the proceeds of any Change-In-Control rather than working capital being used in the business. In exchange for these concessions, payments were made to key members of management that aggregated to $0.6 million.

        The Company currently estimates that cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under the credit facility, and cash flow from operations. However, certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout 2003. The Company estimates that in the U.S. approximately $20 million to $23 million of 2002 software services revenue associated with these customers will not recur in 2003. Although the Company is expected to partially offset these revenue reductions with new opportunities, further cost containment actions are being considered. If the Company incurs the Distribution liability of $9.0 million, pursuant to the agreement with IMS HEALTH, our cash flows may need to be over and above our projected income in order to meet our financial obligations. If management's expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

USES OF LIQUIDITY

        Our cash requirements through the end of 2003 are primarily to fund working capital requirements, capital expenditures, research and development, workforce reductions and restructuring activities. The Company's contractual obligations and commitments as of December 31, 2002 are as follows:

Contractual obligations	Total	2003	2004	2005	2006	2007	Thereafter
Operating lease commitments	$55,932	$9,166	$7,923	$6,960	$6,213	$4,925	$20,745
Capital lease commitments	1,266	564	512	190	—	—	—
Restructuring commitments	2,109	1,442	292	137	142	97	—
Distribution to former parent	9,000	—	—	9,000	—	—	—
TOTAL	$68,307	$11,172	$8,727	$16,287	$6,355	$5,022	$20,745

        For further discussion of the above contractual obligations and commitments, refer to Notes 7, 10 and 11 of the Consolidated Financial Statements. The following provides additional information related to our uses of liquidity.

        Working Capital Requirements.    The Company is projecting revenue to stay relatively unchanged to slight contraction in 2003. This should require minimum working capital to fund accounts receivable and costs associated with work performed on behalf of customers in advance of receiving payments from customers. The actual rate of growth will determine the amount of working capital required.

        Capital Expenditures.    The Company incurs capital expenditures as part of the normal course of business to replenish computer and office equipment that no longer meets minimal acceptable performance requirements or has become obsolete. In addition, the Company incurred capital expenditures in 2002 associated with the relocation of certain facilities in the U.S. and the U.K. Capital expenditures related to facility relocations are expected to be significantly lower in 2003.

        Workforce Reductions and Restructuring.    The Company has taken restructuring actions in 2001 and 2002 that have created liabilities that will be settled in 2003 and beyond. The cash payments in 2003 that will relate to actions taken in 2001 and 2002 are expected to total $1.4 million. In addition, the Company is attempting to continue to rationalize its real estate assets in the U.S., which could result in additional charges and additional payments in 2003. It is currently uncertain whether these additional real estate transactions will occur.

        In addition to these short-term cash requirements, the Company has a significant cash requirement in 2005 related to the Distribution liabilities (See Note 10 of the Consolidated Financial Statements) that could significantly impact the Company's cash position. The Company currently expects this liability to be $9.0 million and is due on January 1, 2005. These uses of liquidity and cash flows could be materially affected by the sale of the Company's Global Interactive Marketing Business (See Note 15).

CASH FLOWS

        Net cash provided from operating activities totaled $2.2 million for the year ended December 31, 2002 compared with net cash used by operating activities of $8.9 million for the year ended December 31, 2001. The increase of $11.1 million primarily reflects an improved net loss and management of working capital, partially offset by higher restructuring payments in 2002.

        Net cash used in investing activities totaled $6.1 million for the year ended December 31, 2002 compared with $0.9 million for the year ended December 31, 2001. The increase in cash usage of $5.2 million was primarily due to the absence of cash proceeds from the sale of marketable securities and higher capital expenditures associated with certain facility relocations.

        Net cash provided by financing activities totaled $0.5 million for the year ended December 31, 2002 compared with net cash used of $0.3 million for the year ended December 31, 2001. The increase was due to $1.0 million received from the settlement of a note receivable in 2002, partially offset by an increase in capital leases related to computer equipment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NON-U.S. OPERATING AND MONETARY ASSETS

        SYNAVANT operates globally, deriving 44.6%, 43.7% and 45.2% of its revenues in 2002, 2001 and 2000, respectively, from non-U.S. operations. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results.

        Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian dollar. Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders' equity. The effect of exchange rate changes during the year ended December 31, 2002 increased the U.S. Dollar amount of cash and cash equivalents by $0.8 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SYNAVANT Inc.

Index to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of SYNAVANT Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SYNAVANT Inc. at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the Company adopted statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002.

PricewaterhouseCoopers LLP
Atlanta, GA
March 31, 2003

SYNAVANT Inc.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except share and per share data

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,994	$9,578
Accounts receivable—net	36,469	39,574
Other receivables	334	209
Other current assets	5,504	6,113

TOTAL CURRENT ASSETS	49,301	55,474
Property, plant and equipment—net	12,829	11,210
Computer software—net	2,682	7,410
Goodwill—net	41,156	41,156
Long term notes receivable	—	1,000
Other assets	2,769	2,008

TOTAL ASSETS	$108,737	$118,258

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,193	$9,516
Accrued restructuring	2,109	4,816
Accrued and other current liabilities	16,219	13,289
Accrued income taxes	2,074	1,885
Deferred revenue	8,180	8,388

TOTAL CURRENT LIABILITIES	37,775	37,894

Accrued distribution liability due to former parent	9,000	9,000
Other liabilities	1,966	1,214

TOTAL LIABILITIES	48,741	48,108

Commitments and contingencies (See Notes 7 & 10)
Minority interest	—	—
STOCKHOLDERS' EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,187,722 and 15,059,684 shares outstanding at December 31, 2002 and 2001, respectively	152	150
Additional paid-in-capital	113,342	112,980
Retained deficit	(51,406)	(40,311)
Accumulated other comprehensive loss	(2,092)	(2,669)

TOTAL STOCKHOLDERS' EQUITY	$59,996	$70,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,737	$118,258

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except share and per share data

	Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000
REVENUES
Software fees	$4,973	$11,832	$7,746
Software services	81,299	89,988	87,474
Interactive marketing	80,093	78,711	86,219

TOTAL REVENUES	166,365	180,531	181,439

OPERATING COSTS
Software fees	2,813	5,890	8,766
Software services	56,279	67,260	61,122
Interactive marketing	66,874	64,541	72,879

TOTAL OPERATING COSTS	125,966	137,691	142,767

Research and development	6,536	8,569	12,556
Selling and administrative expenses	34,861	34,171	32,667
Restructuring costs	2,200	7,456	—
Depreciation and amortization	7,644	21,461	135,041
Spin related costs	—	1,289	2,161

OPERATING LOSS	(10,842)	(30,106)	(143,753)

Other expense, net	(458)	(605)	(1,305)

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,300)	(30,711)	(145,058)

Income tax (provision) benefit	205	(522)	6,410

NET LOSS	$(11,095)	$(31,233)	$(138,648)

Net loss per share of common stock: basic and diluted	$(0.73)	$(2.09)	$(9.32)
Weighted average shares outstanding: basic and diluted	15,129,779	14,934,731	14,875,675

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	December 31, 2002	December 31, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,095)	$(31,233)	$(138,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,644	21,461	135,041
Amortization of capitalized computer software	2,380	2,068	7,364
Loss on sale of marketable equity securities	—	913	—
Restructuring expense	2,200	7,456	—
Restructuring payments	(4,907)	(2,640)	—
Deferred income taxes	(1,440)	(9)	(6,148)
Changes in operating assets and liabilities:
Accounts receivable	4,978	3,630	1,599
Accounts payable	(829)	141	2,904
Accrued and other liabilities	1,697	(2,360)	(1,139)
Accrued income taxes	95	(2,065)	174
Deferred revenue	(593)	(4,492)	7,013
Other	2,098	(1,753)	(2,480)

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	2,228	(8,883)	5,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,326)	(2,956)	(4,240)
Additions to computer software	(806)	(685)	(6,496)
Sale of marketable equity securities	—	3,084	—
Other	—	(309)	1,141

NET CASH USED IN INVESTING ACTIVITIES	(6,132)	(866)	(9,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred loan fees	—	(195)	—
Payments for capital leases	(417)	(93)	—
Cash received from settlement of note receivable	950	—	—
Net transfers from IMS HEALTH	—	—	19,945

NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	533	(288)	19,945

Effect of exchange rate changes on cash and cash equivalents	787	(153)	274
Increase (Decrease) in cash and cash equivalents	(2,584)	(10,190)	16,304
Cash and cash equivalents, beginning of period	9,578	19,768	3,464

Cash and cash equivalents, end of period	$6,994	$9,578	$19,768

        Supplemental disclosure of cash flow information:

        Excluded from the 2001 and 2000 Consolidated Statements of Cash Flows are certain non-cash asset and liability transfers in accordance with the distribution agreement totaling approximately $0.3 million and $15.3 million, respectively, which are recorded in Additional paid-in capital (See Note 14).

        Non-cash financing activities in 2002 and 2001 include capital leases of $0.5 million and $0.8 million, respectively.

        Cash payments for foreign, state and local income taxes were $1.4 million, $2.7 million and $4.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

Dollar amounts in thousands

		Common Stock
	Divisional Equity	Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 1999	221,800	—	—	—	—	(956)	220,844
Net transfer from IMS HEALTH	19,945						19,945
Net loss prior to Spin	(128,974)						(128,974)
Effect of Spin from IMS HEALTH	(112,771)	14,832	148	112,623			—
Effect of foreign currency translation						1,260	1,260
Unrealized loss on securities available for sale						(1,937)	(1,937)
Issuance of common stock		30	—	128			128
Net loss subsequent to Spin					(9,674)		(9,674)

Balance, December 31, 2000	—	14,862	148	112,751	(9,674)	(1,633)	101,592
Net loss					(31,233)		(31,233)
Effect of Spin from IMS HEALTH				(290)	596		306
Effect of foreign currency translation						(2,973)	(2,973)
Unrealized loss on securities available for sale						1,937	1,937
Issuance of common stock		198	2	519			521

Balance, December 31, 2001	$—	15,060	$150	$112,980	$(40,311)	$(2,669)	$70,150
Net loss					(11,095)		(11,095)
Effect of foreign currency translation						577	578
Issuance of common stock		128	2	362			364

Balance, December 31, 2002	$—	15,188	$152	$113,342	$(51,406)	$(2,092)	59,996

See accompanying Notes to the Consolidated Financial Statements.

SYNAVANT Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization.    On August 31, 2000, IMS HEALTH INCORPORATED ("IMS HEALTH") completed the spin off of SYNAVANT Inc. ("SYNAVANT or the "Company") to its stockholders (the "Distribution" or "Spin"). As a result of the Spin, SYNAVANT became a separate legal entity. The Company serves the biopharmaceutical and healthcare industries by implementing and supporting pharmaceutical-specific customer relationship management (CRM) solutions, developing interactive marketing programs and medical professional databases and offering strategic consulting services that support sales and marketing decision-making and program implementation. In connection with the Spin, the Company and IMS HEALTH entered into a Distribution Agreement dated August 31, 2000 that described certain matters related to the transaction (See Note 14 of the Consolidated Financial Statements).

        The Company operated as a business unit of IMS HEALTH through the eight months ended August 31, 2000 and prior periods ("Respective Periods"). The financial statements during the Respective Periods have been prepared using IMS HEALTH's historical basis in the assets and liabilities and historical results of operations related to the Company's business, which were all under the common control of IMS HEALTH. The financial statements generally reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented.

        The financial statements include allocations of certain IMS HEALTH corporate costs and other expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services and other corporate overhead) relating to the Company's business for the Respective Periods. Management believes the methods used to allocate these costs are reasonable. The financial statements exclude allocations of revenues and costs for related party transactions with IMS HEALTH as it relates to the licensing of data, except for the periods post Spin which include costs consistent with agreements executed in connection with the Spin. The financial information for the Respective Periods included herein may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what they would have been if the Company had been a separate entity during the periods presented.

        Liquidity.    The Company has experienced losses and declines in cash balances since the spin date of August 2000. At December 31, 2002, the Company had an accumulated deficit of $51.4 million. The Company anticipates that potential restructuring and planned expenditures on sales, marketing and product development will result in additional losses in the near term. Future expenditures on sales, marketing, and product development will be driven primarily by the Company's ability to achieve our targeted revenue goals.

        The Company currently estimates that cash and working capital needs for the next twelve months can be met by cash on hand, amounts available under the credit facility, and cash flow from operations. However, certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout 2003. The Company estimates that in the U.S., approximately $20 million to $23 million of 2002 software services revenue associated with these customers will not recur in 2003. Although the Company is expected to partially offset these revenue reductions with new opportunities, further cost containment actions are being considered. If the Company incurs the liability of $9.0 million associated with IMS HEALTH'S spin-off of the Company to its stockholders (the "Distribution"), pursuant to the agreement with IMS HEALTH, the Company's cash flows may need to be over and above its projected income in order to meet its financial obligations. If management's expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

        Reclassifications.    Certain prior period amounts have been reclassified to conform to current year-end presentation.

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

        Computer Software.    Direct costs incurred in the development of computer software are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development costs incurred to establish technological feasibility of a computer software product are expensed in the periods in which they are incurred and are included in Research and Development in the consolidated Statements of Operations. Research and Development expense totaled $6.5 million, $8.6 million and $12.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalization ceases and amortization starts when the product is available for general release to customers. Computer Software costs for developed software are being amortized, on a product-by-product basis, over three years. Annual amortization is equal to capitalized computer software costs times the greater of (a) the ratio of a product's current gross revenues to the total of current and expected gross revenues or (b) one-third.

        Goodwill.    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses acquired and had been amortized on a straight-line basis over five years (subsequent to the Distribution) through December 31, 2001. However, in accordance with SFAS 142 (See Note 1), the Company no longer amortizes goodwill but continues to assess the recoverability of goodwill at each balance sheet date and would record an impairment loss if applicable. Prior to the Distribution, Goodwill was being amortized over 5 to 40 years (See Note 2). In lieu of amortization, the Company is required to perform a periodic impairment review of the goodwill. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company recognizes an impairment loss. The impairment loss, if applicable, is then calculated based on the fair value or the sum of the discounted cash flows compared with the carrying value. The discounted cash flow method would use a discount rate determined by management to be commensurate with the risk inherent in the current business model.

        Other Long-Lived Assets.    In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying amount of such assets. The impairment loss, if applicable, is then calculated based on the sum of the discounted cash flows compared with the carrying value. Accordingly, the Company would recognize impairment losses on long-lived assets in the period in which the review is performed.

        Revenue Recognition.    The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license fees, related maintenance and software service fees, database and information services, and interactive marketing programs. Deferred revenue consists of maintenance billings due in advance of service periods, and other software and project billings for which services have not yet been completed. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and 101B, and AICPA Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", as amended by SOP Nos. 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the America Institute of Certified Public Accountants.

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

        Revenues from software services, maintenance and other services including the PharbaseSM products, are recognized as the services are performed. The Company provides certain consulting and post-implementation customization services which are under short-term arrangements. Revenues related to fixed fee consulting arrangements are recognized as the service is performed using the percentage of completion method of accounting based on labor input measures. The Company's customers typically purchase maintenance and support services concurrently with software. Revenues from customer maintenance, support services, and data server rental agreements are recognized on a straight-line basis over the term of the agreement. In the event that hardware is part of the customer solution, the Company configures the hardware by installing its applications and recognizes the related hardware revenue and costs upon delivery to the customer and acceptance, if applicable. Hardware amounts are not significant and are included in software services costs. The Company also sells certain software under term license arrangements (primarily outside the U.S.) combined with post contract support and related data server/network management and other services. The Company recognizes all fees for these arrangements ratably over the term of the agreement, typically three years with annual renewal provisions. Revenue recognized under these arrangements does not exceed amounts billed and due within one year. Costs of software services, maintenance and other services consist primarily of salaries, benefits and allocated overhead costs related to implementation, technical support, development, training, and customer support personnel.

        Revenue from interactive marketing services is recognized on delivery of the product or when the services are rendered. In connection with the Company's interactive marketing services, the Company recognizes postage, handling and other direct third party costs charged separately to its customers as revenue with the related expenses included in operating costs in the accompanying financial statements. Interactive marketing revenues and operating costs include revenue and costs from postage, handling and other third party costs totaling $24.7 million, $23.4 million and $25.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        We have recorded valuation allowances of $14.4 million, $13.5 million and $8.2 million as of December 31, 2002, 2001 and 2000, respectively, related to the Company's deferred tax assets because we believe that it is unlikely that such assets will be realized. However, ultimate realization could be impacted by market conditions or other variables not known at this time. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax asset may be recognized in the future.

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

        Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, the accounting for: revenue recognition, allowance for uncollectible accounts receivable, goodwill and other long-lived assets, income taxes, restructuring costs, litigation, and allocation of IMS HEALTH corporate and other costs.

        Stock-Based Compensation.    SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock incentive plans. No compensation cost has been recognized for the fixed stock option plans in 2002, 2001 and 2000, respectively. Had compensation cost for the SYNAVANT stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Net Loss:
As reported	$(11,095)	$(31,233)	$(138,648)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(3,572)	$(8,277)	$(12,072)

Pro forma	$(14,667)	$(39,510)	$(150,720)
Loss Per Share—Basic and Diluted:
As reported	$(0.73)	$(2.09)	$(9.32)
Pro forma	$(0.97)	$(2.65)	$(10.13)

        The impact of the change in vesting mentioned above accelerated the pro forma fair value charge for previously vested options reflected in the pro forma EPS disclosures required by SFAS No. 123, thereby significantly increasing the 2000 pro forma SFAS No. 123 earnings charge when compared with the actual reported amount in prior periods. Under APB No. 25, there is no charge to the Consolidated Statement of Operations for this change.

        The fair value of the IMS HEALTH stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for options issued during 2002: dividend yield of 0.0%; expected volatility of 90%; a risk-free interest rate of 2.29% and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2002 is $0.48. The following weighted-average assumptions were used for options issued during 2001: dividend yield of 0.0%; expected volatility of 85%; a risk-free interest rate of 3.14% and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2001 is $1.67. The following weighted-average assumptions were used for options issued from August 31 to December 31, 2000: dividend yield of 0.0%; expected volatility of 65%; a risk-free interest rate of 5.8%; and an expected term of 3 years. The following weighted-average assumptions were used for options issued from January 1 to August 31, 2000; dividend yield 0.3%; expected volatility of 40%; a risk-free interest rate of 5.9%; and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2000 prior to the Spin is $20.56 and options granted from August 31 to December 31, 2000 is $5.52. The assumptions used for the periods prior to the Spin are based on circumstances and factors associated with IMS HEALTH, particularly expected volatility. They may not be indicative of those which SYNAVANT may have as an independent company.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB reached a consensus on EITF Issue 00-21 ("the Issue"), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance on the Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

        The Company is currently assessing the impact of implementing SFAS No. 146 and EITF Issue 00-21 on its results of operations, financial position and cash flows.

NOTE 2. SIEBEL ALLIANCE AND ASSET IMPAIRMENT

        On July 14, 2000, SYNAVANT entered into a strategic alliance with Siebel Systems Inc. ("Siebel"), a leading provider of eBusiness application software. This alliance agreement was updated and amended (the "Alliance") on December 31, 2001. The Alliance results in the following:

  •
  SYNAVANT is designated as a "Strategic Consulting Partner";

  •
  SYNAVANT is able to support a product set including Siebel ePharma, eMedical, eClinical as well as Employee Relationship Management ("ERM");

  •
  SYNAVANT has no restrictions on its product development, including Cornerstone™ and PremiereSM; and

  •
  SYNAVANT is able to support other software platforms in addition to its support of Siebel software.

        As a result of the original alliance with Siebel in 2000 and the Distribution, the Company believed that a significant portion of its computer software (including acquired technology) and enterprise-wide goodwill was not recoverable. The Company completed its assessments of the financial impact of the agreement and the Distribution with respect to determining the amount of the accelerated amortization of capitalized software and the impairment of enterprise-wide goodwill. The Company performed a net realizable value analysis to determine the recoverability of its capitalized software assets (including acquired technology). Based on this analysis, the Company recorded $14.6 million of accelerated amortization, in the period ended September 30, 2000 related to costs determined to be unrecoverable. The analysis took into consideration the impact of the Siebel alliance and the Distribution on the in-process technology and core technology resulting from the Walsh acquisition in 1998. As a result, the remaining Walsh In-Process Research and Development project has been discontinued and the core technology has been incorporated into the net realizable value analysis. This non-cash charge of $14.6 million is included in the Consolidated Statements of Operations in Software Fee Operating Costs ($5.4 million) and Depreciation and Amortization ($9.2 million) for the year ended December 31, 2000. The Company will continue to amortize the remaining costs over the period of expected benefit and will continue to assess the recoverability of its capitalized software in accordance with its accounting policies. Under its accounting policy for goodwill impairment, the Company completed a discounted cash flow analysis on an enterprise-wide basis, resulting in an impairment charge of $100.9 million for the year ended December 31, 2000. In addition, the Company reduced its remaining period of amortization of goodwill to 5 years, which represented its revised estimated useful life and was also consistent with the remaining term of the original agreement with Siebel. However, in connection with the issuance of SFAS 142 (See Note 1 Recently Issued Accounting Standards), the Company no longer amortizes goodwill, but tests the balance for impairment on each balance sheet date and would consequently record an impairment charge to reduce the goodwill balance, if appropriate.

NOTE 3. FINANCIAL INSTRUMENTS

Foreign Exchange Risk Management

        The Company transacts business in many countries and is subject to risks associated with changing foreign exchange rates. Total foreign exchange gains (losses), were $0.1 million, $0.2 million and $(0.9) million for the years ended December 31, 2002, 2001, and 2000, respectively.

Fair Value of Financial Instruments

        At December 31, 2002, the Company's financial instruments included cash, cash equivalents, and accounts receivable. At December 31, 2002, the fair values of cash, cash equivalents, and accounts receivable approximated carrying values due to the short-term nature of these instruments.

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

        The Company maintains accounts receivable balances principally from customers in the pharmaceutical industry. Management believes the Company's trade receivables do not represent significant concentrations of credit risk at December 31, 2002 due to the high quality of its customers and their dispersion across many geographic areas. These receivable balances are unsecured. The Company believes its allowance for uncollectible accounts is sufficient to provide for any risk of credit losses.

NOTE 4. EMPLOYEE BENEFIT PLANS

U.S. Benefit Plans

        For the Respective Periods, certain domestic employees of SYNAVANT participated in IMS HEALTH's defined benefit pension plan. The plan was a cash balance pension plan under which 6% of creditable compensation plus interest was credited to eligible employee's retirement accounts. The Company accounted for the plan as a multi-employer plan. The Company recorded pension expense related to its employee's participation in the IMS HEALTH plan, as allocated totaling $0.3 million for the period ended August 31, 2000. In addition, certain U.S. based employees of the Company were eligible to participate in IMS HEALTH's various healthcare and life insurance plans for retired employees. The Company accounted for the plans as multi-employer plans. Accordingly, the cost of the post-retirement benefit plans as allocated by IMS HEALTH during the period ended August 31, 2000 was $0.2 million. These plans have provided healthcare and life insurance coverage to the SYNAVANT employees up through the Distribution whereafter SYNAVANT has provided similar coverage.

        Immediately following the Spin of the Company, employee participation in the IMS HEALTH defined benefit plan, various healthcare and life insurance plans for retired employees and the defined contribution plan were discontinued. In August 2000, the Company formed the SYNAVANT 401(k) Retirement Savings Plan and various healthcare and life insurance plans. The Company matches 50% of the first 6% of salary contributed by the participant. In addition and at the discretion of the Company, SYNAVANT may also make a contribution to the 401(k) Plan equal to 3% of the employee's annual compensation. Also, for participants who meet certain other criteria, the Company may make an additional contribution of 2% of the employee's annual compensation. The Company provides retiree medical coverage to eligible employees who were covered under the IMS HEALTH plans. The Company's contribution on behalf of participating employees in the 401(k) Plan is $0.7 million, $1.3 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Non-U.S. Benefit Plans

        The Company's foreign operations provide for retirement benefits in line with local statutory requirements.

NOTE 5. EMPLOYEE STOCK PLANS

        Prior to the Spin, the SYNAVANT employees participated in the IMS HEALTH Stock Incentive Plans. At the time of the Spin, stock options held by SYNAVANT employees were adjusted to reflect an equity interest in SYNAVANT. An adjustment factor was applied to all existing IMS HEALTH stock options to preserve the economic value of such options. A total of 3,573,789 IMS HEALTH stock options were adjusted to reflect an equity interest in 7,352,518 options of SYNAVANT. Additionally, 833,000 stock options were granted by SYNAVANT after the Spin in fiscal year 2000.

        Some options granted under IMS HEALTH carried a prepayment provision whereby employees receiving options paid 10% of the exercise price, with the remaining payment due when the options are exercised. On January 3, 2000, IMS HEALTH reduced the vesting period on substantially all options previously granted with a six-year vesting period to four years. As a result, 373,064 previously unvested options with exercise prices ranging from $15.79 to $27.15 became vested.

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

Stock Incentive Plan

        In August 2000, SYNAVANT adopted the 2000 Stock Incentive Plan ("SIP"). The SIP provides for grants of stock options, stock appreciation rights, and other stock-based awards, such as restricted stock and restricted stock units. Shareholders have authorized the Company to grant up to 1,600,000 shares under the Plan. As of December 31, 2002, 539,093 options and restricted stock have been granted and are outstanding with 1,060,907 shares remaining available for future grants. Stock options granted under the SIP were granted with an exercise price not less than fair market value on the date of grant based on our closing stock price as reported on the Nasdaq national securities exchange. Further, options expire after 10 years from the date of grant, and generally vest pro rata over three years.

        Restricted stock units may be granted to select employees under the SIP. Restricted stock units are granted upon achievement of specific performance goals and the fair market value of such restricted stock units is calculated at the time of the grant and amortized over the vesting period of the award. The Company has recognized compensation expense related to the issuance of restricted stock units of $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

        In August 2000, the Company adopted the 2000 SYNAVANT Incorporated Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase a limited amount of Company stock at the end of a three-month period at a fixed price. Employees may contribute between 1% and 20% of their compensation, up to a total of $25,000 per year. The purchase price is the lesser of 85% of fair market value on (a) the first trading day of the offering period, or (b) the last trading day of the offering period. Fair market value is defined as the average of the high and low traded stock prices on the relevant day. During 2002, the Company distributed all authorized shares under the ESPP, and has terminated the plan. No shares have been authorized for distribution in 2003. Under the ESPP, the Company sold 104,365 shares to employees in 2002.

        SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock incentive plans. No compensation cost has been recognized for the fixed stock option plans in 2002, 2001 and 2000, respectively. Had compensation cost for the SYNAVANT stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Net Loss:
As reported	$(11,095)	$(31,233)	$(138,648)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(3,572)	$(8,277)	$(12,072)

Pro forma	$(14,667)	$(39,510)	$(150,720)
Loss Per Share—Basic and Diluted:
As reported	$(0.73)	$(2.09)	$(9.32)
Pro forma	$(0.97)	$(2.65)	$(10.13)

        The impact of the change in vesting mentioned above accelerated the pro forma fair value charge for previously vested options reflected in the pro forma EPS disclosures required by SFAS No. 123, thereby significantly increasing the 2000 pro forma SFAS No. 123 earnings charge when compared with the actual reported amount in prior periods. Under APB No. 25, there is no charge to the Consolidated Statement of Operations for this change.

        The fair value of the IMS HEALTH stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for options issued during 2002: dividend yield of 0.0%; expected volatility of 90%; a risk-free interest rate of 2.29% and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2002 is $0.48. The following weighted-average assumptions were used for options issued during 2001: dividend yield of 0.0%; expected volatility of 85%; a risk-free interest rate of 3.14% and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2001 is $1.67. The following weighted-average assumptions were used for options issued from August 31 to December 31, 2000: dividend yield of 0.0%; expected volatility of 65%; a risk-free interest rate of 5.8%; and an expected term of 3 years. The following weighted-average assumptions were used for options issued from January 1 to August 31, 2000; dividend yield 0.3%; expected volatility of 40%; a risk-free interest rate of 5.9%; and an expected term of 3 years. The weighted-average fair value (per stock option) of the SYNAVANT stock options granted in 2000 prior to the Spin is $20.56 and options granted from August 31 to December 31, 2000 is $5.52. The assumptions used for the periods prior to the Spin are based on circumstances and factors associated with IMS HEALTH, particularly expected volatility. They may not be indicative of those which SYNAVANT may have as an independent company.

        At December 31, 2002, outstanding options for SYNAVANT common stock held by Company employees, totaled 7,705,593 of which 5,653,362 had vested and were exercisable. The option exercise prices range from $0.41 to $15.14 per SYNAVANT share and are exercisable over periods ending no later than 2012. At December 31, 2001, outstanding options for SYNAVANT common stock held by Company employees, totaled 8,409,486 of which 5,443,952 had vested and are exercisable over periods ending no later than 2011. At December 31, 2000, outstanding options for SYNAVANT common stock held by Company employees, totaled 7,989,165, of which 3,301,824 had vested and were exercisable. The option exercise prices range from $4.44 to $15.14 per IMS HEALTH share and are exercisable over periods ending no later than 2010. Unless otherwise noted, the disclosure above and described in the tables below are reflected as IMS HEALTH shares and have not been restated to reflect the 1 for 20 distribution ratio.

        Option activity related to Company employees follows:

	Shares	Wght Avg Exercise Price
IMS HEALTH Options Outstanding, December 31, 1999	3,532,448	$22.59
Employees retained by IMS HEALTH	(922,283)	—
Granted	987,700	$20.56
Exercised	(23,205)	$15.03
Expired/Terminated	(871)	$24.23

IMS HEALTH Options Outstanding, August 31, 2000(1)	3,573,789	$22.31
Conversion Adjustment	3,778,729	—
Granted	833,000	$5.52
Exercised	—	—
Expired/Terminated	(196,353)	$9.92

SYNAVANT Options Outstanding, December 31, 2000(1)	7,989,165	$10.26
Granted	1,232,500	$3.10
Exercised	—	—
Expired/Terminated	(812,179)	$10.29

SYNAVANT Options Outstanding, December 31, 2001	8,409,486	$9.19
Granted	573,001	$0.73
Exercised	—	—
Expired/Terminated	(1,276,894)	$9.28

SYNAVANT Options Outstanding, December 31, 2002	7,705,593	$8.57

(1)
Option activity during the periods prior to the Spin as of August 31, reflect option activity of IMS HEALTH shares and have not been restated to reflect the 1 for 20 distribution ratio. This option activity was derived from IMS HEALTH's records.

	December 31, 2002			Weighted Average Option Exercise Prices
Range of Exercise Prices	Number Outstanding	Number Exercisable	Remaining Contractual Life
				Outstanding	Exercisable
$ 0.41 - $ 3.00	1,580,667	337,222	9.2	$2.02	$2.75
$ 3.01 - $ 7.00	840,739	544,406	7.4	5.67	5.67
$ 7.01 - $10.00	1,670,731	1,605,211	4.4	7.76	7.75
$10.01 - $13.00	1,965,896	1,518,963	6.8	10.54	10.64
$13.01 - $15.14	1,647,560	1,647,560	6.0	14.81	14.81

Total	7,705,593	5,653,362		$8.57	$10.08

NOTE 6. INCOME TAXES

        Income (Loss) before provision (benefit) for income taxes consisted of:

	2002	2001	2000
U.S.	$(685)	$(21,360)	$(149,137)
Non-U.S	(10,272)	(9,351)	4,079

	$(10,957)	$(30,711)	$(145,058)

        Income tax provision (benefit) consisted of:

	2002	2001	2000
U.S. Federal and State:
Current	$123	$—	$(3,596)
Deferred	—	—	(6,834)

	$123	$—	$(10,430)

Non-U.S.:
Current	$752	$529	$4,020
Deferred	(1,080)	(7)	—

	$(328)	$522	$4,020

Total	$(205)	$522	$(6,410)

        The following table summarizes the significant differences between applying the U.S. Federal statutory income tax rate to the Company's income (loss) before provision (benefit) for income taxes and the Company's reported provision for income taxes.

	2002	2001	2000
Tax provision applying the federal statutory rate	$(3,835)	$(10,749)	$(50,770)
State and local income taxes, net of federal tax benefit	80	(882)	(5,331)
Impact of non-U.S. tax rates and credits	1,925	1,310	1,538
Non-deductible goodwill amortization	—	4,436	43,881
Other, net	798	1,061	223
Valuation allowance	827	5,346	4,049

Provision (benefit) for income taxes	$(205)	$522	$(6,410)

        The Company's deferred tax assets (liabilities) are comprised of the following:

	2002	2001
Deferred Tax Assets:
U.S. operating losses	$2,911	$3,168
Foreign operating losses	11,883	9,133
Accrued liabilities	1,515	2,462
Depreciation	763	508
Bad debt reserve	502	473
Other	162	106

	17,736	15,850
Valuation allowance	(14,369)	(13,542)

	3,367	2,308

Deferred Tax Liabilities:
Computer software	(2,708)	(2,308)
Other	—	(421)

	(2,708)	(2,729)

Net deferred tax asset (liability)	$659	$(421)

        At December 31, 2002, the Company had net operating losses for Federal Income tax purposes of $7.6 million, which begin to expire in 2020. In addition, the Company has foreign net operating loss carryforwards of $33.6 million. The Company has established a valuation allowance attributable to deferred tax assets, primarily net operating losses where, based on available evidence, it is more likely than not that such assets will not be realized.

        Undistributed earnings of non-U.S. subsidiaries aggregated approximately $11.0 million at December 31, 2002. Deferred tax liabilities have not been recognized for these undistributed earnings because the Company considers these earnings to be indefinitely reinvested. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, applicable taxes will be provided for such amounts. It is not currently practicable to determine the amount of such taxes.

NOTE 7. COMMITMENTS

        Certain of the Company's operations are conducted from leased facilities under operating leases. Rental expense under real estate operating leases for the years ended December 31, 2002, 2001 and 2000 was $9.5 million, $8.5 million and $6.9 million, respectively. The minimum annual rental expense for real estate operating leases that have initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2002 was: 2003—$7.5 million; 2004—$6.9 million; 2005—$6.5 million; 2006—$6.1 million; 2007—$4.9 million and an aggregate of $20.7 million thereafter.

        The Company also leases or participates in leases of certain computer and other equipment under operating leases. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expense under computer and other equipment leases was $2.2 million, $2.3 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the minimum annual rental expense for computer and other equipment under operating leases that have remaining non-cancelable lease terms in excess of one year was: 2003—$1.7 million; 2004—$1.0 million; 2005—$0.5 million; 2006—$0.2 million; 2007—$50,400; and $3,000 thereafter.

        The Company also leases or participates in leases of certain computer and other equipment under capital leases. Capital expenditures under computer and other equipment leases was $0.8 million for December 31, 2002. The related depreciation associated with these capital leases was $0.2 million for the year ended December 31, 2002. At December 31, 2002, the minimum annual payments for computer and other equipment under capital leases that have remaining non-cancelable lease terms in excess of one year was: 2003—$0.6 million; 2004—$0.5 million; 2005—$0.2 million; 2006—$0; 2007—$0.

        On December 10, 1999, the Company sold its 49% interest in Permail Pty Limited ("Permail") for its approximate net book value. Prior to this transaction, the Company owned a 100% interest in Permail. Subsequent to the transaction, the Company continues to maintain a majority voting interest and control in Permail. Under the terms of the shareholders' deed entered into as part of the sale, the Company and the minority interest holder are committed to seek a buyer of Permail under certain circumstances within five years. This commitment does not prohibit the Company from retaining its ownership stake in Permail and buying the shares held by the minority shareholder. As of December 31, 2002, Permail's net assets totaled $0.3 million and revenues for the year totaled $7.2 million.

        In December of 2002, the Company modified certain Change-In-Control agreements for key members of management. The modifications were made to eliminate the need to fund Rabbi Trusts upon the signing of a definitive agreement to sell all or substantially all the assets of the Company, which would be a Change-in-Control event. Instead, the responsibility for funding of the Rabbi Trusts related to these agreements has been deferred until a Change-In-Control is consummated. This concession by management will enable the Company to fund these Rabbi Trusts from the proceeds of any Change-In-Control rather than working capital being used in the business. In exchange for these concessions, payments were made to key members of management that aggregated to $0.6 million.

NOTE 8. RELATIONSHIPS WITH IMS HEALTH

        As part of the Distribution, SYNAVANT and IMS HEALTH entered into a Corporate Services agreement whereby IMS HEALTH provided certain tax, treasury and transaction processing services to the Company in exchange for a fee. Such services are reflected in the financial results of the Company in the period following the Distribution. At the end of 2002, the Company cancelled these services provided by IMS HEALTH.

        The Company contracts for information technology consulting services from Cognizant Technology Solutions ("CTS"), a subsidiary of IMS HEALTH. Expense recognized for services rendered by CTS was $0.5 million, $1.8 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The activity in the net transfers to IMS HEALTH account for all Respective Periods presented in Divisional Equity in the Consolidated Statements of Changes in Stockholders' Equity is summarized as follows:

Period Ended August 31, 2000
IMS HEALTH Services and Other Charges	$5,585
Loans and Advances—Net	—
U.S. Income Taxes	(3,596)
Cash Transfers—Net	17,956

Net Transfers (to) / from IMS HEALTH	$19,945

        The Company and IMS HEALTH share the use of certain information databases. The databases Xponent (owned by IMS HEALTH) and PharbaseSM (owned by the Company) contain information related to prescription drug trends and physicians, respectively. The companies sell information from these databases to their customers. Prior to the Distribution, the Company and IMS HEALTH had not charged one another for the use of these databases. The Company and IMS HEALTH entered into an agreement as part of the Distribution whereby each of the companies charge one another an annual negotiated fee for the use of the databases (See Note 14).

NOTE 9. GOODWILL AND COMPUTER SOFTWARE:

	Computer Software	Goodwill
December 31, 1999	$30,429	$167,363
Additions at Cost	6,496	—
Amortization	(8,583)	(12,270)
Accelerated amortization and goodwill impairment (See Note 2)	(14,553)	(100,900)
Other deductions and reclassifications	(759)	(1,302)

December 31, 2000	$13,030	$52,891
Additions at Cost	685	—
Amortization	(6,305)	(11,735)

December 31, 2001	$7,410	$41,156
Additions at Cost	806	—
Amortization	(5,534)	—

December 31, 2002	$2,682	$41,156

        Accumulated amortization of computer software was $63.2 million, $57.7 million and $51.4 million at December 31, 2002, 2001 and 2000, respectively. The amortization has been recorded in the Consolidated Statement of Operations within the cost of Software Fees (2002—$2.4 million; 2001—$2.1 million; and 2000—$7.4 million) and Depreciation and Amortization (2002—$3.1 million; 2001—$4.2 million; and 2000—$15.8 million).

        Accumulated amortization of goodwill was $160.7 million at December 31, 2002 and 2001 and $149.0 million at December 31, 2000. The goodwill impairment charge of $100.9 million in 2000 is included within Depreciation and Amortization in the Consolidated Statement of Operations. In accordance with SFAS 142 (See Note 1), the Company no longer amortizes goodwill but will continue to assess the recoverability of goodwill at each balance sheet date and record an impairment loss if applicable.

        The impact of SFAS No. 142 on reported results follows:

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Reported net loss	$(11,095)	$(31,233)	$(138,648)
Add back: Goodwill amortization*	—	11,735	12,225

Adjusted net loss	$(11,095)	$(19,498)	$(126,423)

Loss per share—basic and diluted
Reported net loss	$(0.73)	$(2.09)	$(9.32)
Goodwill amortization	—	0.79	0.82

Adjusted net loss	$(0.73)	$(1.30)	$(8.50)

*
The 2000 goodwill amortization does not include the impairment charge $100.9 million

NOTE 10. CONTINGENCIES

        SYNAVANT has from time to time been involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation will not materially affect SYNAVANT's consolidated financial position.

        In addition, as discussed below, SYNAVANT is subject to certain other contingencies of which it is jointly and severally liable with IMS HEALTH. However, IMS HEALTH and SYNAVANT have agreed that SYNAVANT's share of such liabilities will not exceed $9.0 million, and IMS HEALTH has agreed to indemnify SYNAVANT for any liability it incurs in connection with such contingent liabilities in excess of such amount. In the event that IMS HEALTH does not fulfill such indemnification obligations, SYNAVANT could be liable for an amount in excess of $9.0 million in connection with such contingent liabilities. While it is highly unlikely, in the event that SYNAVANT were obligated to fund a substantial portion of such liabilities, it would have a material adverse effect on SYNAVANT's financial condition and results of operations. In addition, SYNAVANT and IMS HEALTH have agreed that SYNAVANT will not be required to make any payment in connection with this commitment until at least January 1, 2005. While these matters are ongoing, as of December 31, 2002, IMS HEALTH has made payments in excess of $200 million in anticipation of final resolution of certain of these matters in order to avoid incurring additional penalties and interest.

Dun & Bradstreet Spin-Off

        Under the terms of the distribution agreements relating to the 1996 spin-off of IMS HEALTH's predecessor, Cognizant Corporation ("Cognizant"), from The Dun & Bradstreet Corporation ("D&B")

and relating to the 1998 spin of IMS HEALTH from Cognizant, as a condition to the distribution, IMS HEALTH and any company that it spins off, including SYNAVANT, are required to undertake to be jointly and severally liable to D&B, A.C. Nielsen Company and Cognizant for IMS HEALTH's obligations under the 1996 Distribution Agreement and the 1998 Distribution Agreement. Such obligations include potential tax liabilities relating to the aforementioned spin-offs and relating to certain global tax planning initiatives entered into by Cognizant, D&B and IMS HEALTH, and potential liabilities relating to the IRI Action. Certain of such liabilities are discussed below:

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

NOTE 11. RESTRUCTURING

        On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process, resulting in the elimination of 100 positions which is reflected in the charge of $7.5 million for 2001 (the "2001 Restructuring"). These reductions included six senior management positions with the remainder being operating, technical and administrative staff. The charge for the 2001 Restructuring is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees. Of the $7.5 million charge, $0.5 million remains to be paid in 2003.

        During 2002, the Company took additional restructuring charges related to both severance and separation related costs for the elimination of approximately 45 positions and real estate actions, as the Company has terminated certain real estate leases and subleased other office space made available by the restructuring actions (the "2002 Restructuring"). These personnel reductions included three senior management positions with the remainder being operating, technical and administrative staff. The 2002 Restructuring resulted in a charge of $2.2 million, of which $0.6 million was paid in 2002. All severance and related personnel costs of $0.7 million are expected to be paid in 2003, with the real estate payments of $0.9 million continuing over the life of the related lease agreements.

NOTE 12. SUPPLEMENTAL FINANCIAL DATA

Accounts and Other Receivables—Net:

	2002	2001
Trade	$31,520	$37,065
Unbilled receivables	6,528	4,378
Other	334	239
Less: Allowance for doubtful accounts	(1,579)	(1,899)

	$36,803	$39,783

Other Current Assets:

	2002	2001
Inventory	$740	$1,957
Prepaid expenses	3,831	3,757
Deferred taxes	933	399

	$5,504	$6,113

Property, Plant and Equipment—Net:

	2002	2001
Property	$1,166	$1,033
Plant and equipment	46,095	45,641
Less: Accumulated depreciation	(38,552)	(38,609)
Leasehold improvements, less: accumulated amortization of $5.4 million and $4.5 million, respectively	4,120	3,145

	$12,829	$11,210

Accrued and Other Current Liabilities:

	2002	2001
Salaries, wages, bonuses and other compensation	$8,888	$11,325
Other	9,440	6,780

	$18,328	$18,105

NOTE 13. OPERATIONS BY GEOGRAPHIC SEGMENT

        The Company sells its products and services to a variety of customers, and no individual customer accounted for more than 10% of the Company's revenues during 2000, 2001, or 2002. The Company's primary form of internal reporting is aligned with the offering of its products and services. Therefore, the Company believes that it operates in one segment. The Company does, however, derive a substantial portion of its revenue from its foreign operations. The following table presents revenue by geographic region based on country of invoice origin and identifiable and long-lived assets by geographic region based on the location of the assets.

Dollar amounts in thousands

	Americas	Europe	Asia Pacific	Total
Year-Ended December 31, 2002
Operating revenues	$98,068	$54,087	$14,210	$166,365
Segment operating income (loss)	(10,832)	404	(414)	(10,842)
Non-operating income (loss)	(1,425)	847	120	(458)
Income (loss) before income taxes	(12,257)	1,251	(294)	(11,300)
Provision for income taxes				205
Net loss				(11,095)
Segment total depreciation and amortization	8,194	1,380	450	10,024
Segment capital expenditures	5,180	991	290	6,461
Identifiable assets at December 31, 2002	73,978	29,650	5,109	108,737
Year-Ended December 31, 2001
Operating revenues	$107,254	$57,253	$16,024	$180,531
Segment operating income (loss)	(31,412)	1,465	(159)	(30,106)
Non-operating income (loss)	(327)	(159)	(119)	(605)
Income (loss) before income taxes	(31,739)	1,306	(278)	(30,711)
Provision for income taxes				(522)
Net loss				(31,233)
Segment total depreciation and amortization	20,944	2,027	558	23,529
Segment capital expenditures	1,864	1,497	445	3,806
Identifiable assets at December 31, 2001	84,260	27,666	6,332	118,258
Year-Ended December 31, 2000
Operating revenues	$105,873	$57,171	$18,395	$181,439
Segment operating income (loss)	(139,559)	(4,299)	105	(143,753)
Non-operating income (loss)	(159)	(1,155)	9	(1,305)
Income (loss) before income taxes	(139,718)	(5,454)	114	(145,058)
Benefit for income taxes				6,410
Net loss				(138,648)
Segment total depreciation and amortization	(134,861)	(6,819)	(710)	(142,390)
Segment capital expenditures	4,559	1,746	364	6,669
Identifiable assets at December 31, 2000	109,349	39,506	7,644	156,499

        Information about the Company's operations and long-lived assets by geography are as follows:

	US	UK	Australia	Rest of World(2)	Total
Year Ended December 31, 2002
Operating revenue	$92,352	$17,840	$13,172	$43,001	$166,365
Long-lived assets(1)	50,576	3,368	631	2,544	57,119
Year Ended December 31, 2001
Operating revenue	$101,666	$21,327	$13,342	$44,196	$180,531
Long-lived assets(1)	54,278	3,266	727	2,505	60,776
Year Ended December 31, 2000
Operating revenue	99,363	25,055	16,655	40,366	181,439
Long-lived assets(1)	74,009	3,990	985	3,070	82,054

(1)
Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)
Rest of World primarily comprises operations in Europe.

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

NOTE 15. SUBSEQUENT EVENTS (unaudited)

        On March 16, 2003, the Company announced a definitive agreement to sell its Global Interactive Marketing Business to Cegedim for $43.5 million in cash. Further, the definitive agreement and other transaction related documents were filed through a Form 8-K on March 17, 2003. The transaction is subject to approval by SYNAVANT shareholders, regulatory approvals and other customary closing conditions, and would be considered a change-in-control event by the Company. The Company expects the transaction to close in the second or third quarter of 2003. However, the Company can not make any assurances that the transaction will be consummated.

        On March 31, 2003, the Company signed a $15.0 million Revolving Credit and Security Agreement with CapitalSource Finance LLC (the "CapitalSource Facility"). The new agreement replaces the Foothill Facility (See Item 7 Liquidity and Capital Resources). A cancellation fee of $0.8 million was triggered by the termination of the Foothill Facility. The CapitalSource Facility is expected to increase the Company's available capital compared with the Foothill Facility.

        On March 21, 2003, the Company reached an agreement to sell its 51% interest in Permail Pty. Ltd. to its minority partner for approximately $1.8 Million. The transaction is expected to close in the next 30-60 days.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with our 2003 Annual Stockholders' Meeting, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2003 Annual Stockholders' Meeting, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Proxy Statement used in connection with our 2003 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the Proxy Statement used in connection with our 2003 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K, each of Wayne P. Yetter, the Chief Executive Officer of the Company, and Clifford A. Farren, Jr., the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
4.2
Rights Agreement, dated as of August 29, 2000, between SYNAVANT Inc. and EquiServe Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.2 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.1	Distribution Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.2	Form of Xponent Data License Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).

10.3	Form of Cross License Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.3 to the Company's Form 10 Registration Statement (File No. 0-30822).
10.4	Form of Employee Benefits Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.5	SYNAVANT Inc. 2000 Stock Incentive Plan (Incorporated by reference from Exhibit 10.11 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.6	SYNAVANT Inc. 2000 Replacement Plan for IMS HEALTH Incorporated Equity-Based Awards (Incorporated by reference from Exhibit 10.12 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.7	SYNAVANT Inc. 2000 Annual Incentive Plan (Incorporated by reference from Exhibit 10.13 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.8	SYNAVANT Inc. 2000 Non-Employee Directors' Deferred Compensation Program (Incorporated by reference from Exhibit 10.14 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.9	SYNAVANT Inc. 2000 Savings Equalization Plan (Incorporated by reference from Exhibit 10.15 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.10	SYNAVANT Inc. Amended and Restated Employee Protection Plan
10.11	Amended and Restated Change-in-Control Agreement dated as of December 20, 2002 by and between SYNAVANT Inc. and Wayne P. Yetter.
10.12	Amended and Restated Change-in-Control Agreement dated as of December 20, 2002 by and between SYNAVANT Inc. and Clifford A. Farren, Jr.
10.13	Amended and Restated Change-in-Control Agreement dated as of December 20, 2002 by and between SYNAVANT Inc. and Vincent J. Napoleon.
10.14	Employment Agreement dated as of February 5, 2003 by and between SYNAVANT Inc. and Timothy Waller.
10.15	Employment Agreement dated as of February 5, 2003 by and between SYNAVANT Inc. and Kenneth Tyson.
10.16	Form of Stock Option Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.19 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.17*
Siebel Alliance Program Master Agreement, dated December 31, 2001, between Siebel Systems, Inc. and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2001).
10.18
Form of Information Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.26 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.19
Credit Facility, dated April 27, 2001, between SYNAVANT Inc. and Foothill Capital Corporation (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed May 8, 2001 (File No. 0-30822)).

10.20
Software License and Services Agreement between Siebel Systems, Inc. and IMS Health Strategic Technologies, Inc. dated July 14, 2000 (Incorporated by reference from Exhibit 10.22 to the Company's Form 10 Registration Statement (File No. 0-30822)).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of Exhibit 10.17 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(b)
Financial Statement Schedule

  Schedule II Valuation and Qualifying Accounts

Reports on Form 8-K filed in the fourth quarter of 2002.

        On November 8, 2002, the Company filed a current report on Form 8-K to announce notification from Nasdaq indicating that the Company was not in compliance with certain Nasdaq National Market listing requirements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT Inc.
	By:	/s/ WAYNE P. YETTER Wayne P. Yetter, Chairman and Chief Executive Officer
Date: March 31, 2003
Signature	Title	Date
/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ CLIFFORD A. FARREN, JR. Clifford A. Farren, Jr.	Chief Financial Officer and Senior Vice President, Finance (Principal Financial Officer)	March 31, 2003
/s/ PETER H. FUCHS Peter H. Fuchs	Director	March 31, 2003
/s/ ROBERT J. KAMERSCHEN Robert J. Kamerschen	Director	March 31, 2003
/s/ EUGENE H. LOCKHART Eugene H. Lockhart	Director	March 31, 2003
/s/ MARY A. MADDEN Mary A. Madden	Director	March 31, 2003
/s/ BARRY L. WILLIAMS Barry L. Williams	Director	March 31, 2003

SYNAVANT INC.

CERTIFICATION

        I, Wayne P. Yetter, Chairman and Chief Executive Officer of SYNAVANT Inc. certify that:

1.
I have reviewed this annual report on Form 10-K of SYNAVANT Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ WAYNE P. YETTER Wayne P. Yetter Chairman and Chief Executive Officer

        I, Clifford A. Farren, Jr., Chief Financial Officer and Senior Vice President, Finance of SYNAVANT Inc. certify that:

1.
I have reviewed this annual report on Form 10-K of SYNAVANT Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ CLIFFORD A. FARREN, JR. Clifford A. Farren, Jr. Chief Financial Officer and Senior Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Exhibit
3.3	Amended and Restated Certificate of Incorporation of SYNAVANT Inc. (Incorporated by reference from Exhibit 3.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
3.4	Amended and Restated By-Laws of SYNAVANT (Incorporated by reference from Exhibit 3.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).
4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
4.2
Rights Agreement, dated as of August 29, 2000, between SYNAVANT Inc. and EquiServe Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.2 to the Company's Form 10 Registration Statement (File No. 0-30822) ).
10.1	Distribution Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.2	Form of Xponent Data License Agreement between IMS HEALTH Incorporated and SYNAVANT (Incorporated by reference from Exhibit 10.2 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.3	Form of Cross License Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.3 to the Company's Form 10 Registration Statement (File No. 0-30822).
10.4	Form of Employee Benefits Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.5	SYNAVANT Inc. 2000 Stock Incentive Plan (Incorporated by reference from Exhibit 10.11 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.6	SYNAVANT Inc. 2000 Replacement Plan for IMS HEALTH Incorporated Equity-Based Awards (Incorporated by reference from Exhibit 10.12 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.7	SYNAVANT Inc. 2000 Annual Incentive Plan (Incorporated by reference from Exhibit 10.13 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.8	SYNAVANT Inc. 2000 Non-Employee Directors' Deferred Compensation Program (Incorporated by reference from Exhibit 10.14 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.9	SYNAVANT Inc. 2000 Savings Equalization Plan (Incorporated by reference from Exhibit 10.15 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.10	SYNAVANT Inc. Amended and Restated Employee Protection Plan.
10.11	Amended and Restated Change-in-Control Agreement dated as of December 20, 2002 by and between SYNAVANT Inc. and Wayne P. Yetter.
10.12	Amended and Restated Change-in-Control Agreement dated as of December 20, 2002 by and between SYNAVANT Inc. and Clifford A. Farren, Jr.
10.13	Amended and Restated Change-in-Control Agreement dated as of December 20, 2002 by and between SYNAVANT Inc. and Vincent J. Napoleon.
10.14	Employment Agreement dated as of February 5, 2003 by and between SYNAVANT Inc. and Timothy Waller.
10.15	Employment Agreement dated as of February 5, 2003 by and between SYNAVANT Inc. and Kenneth Tyson.

10.16	Form of Stock Option Agreement for Certain Executives of SYNAVANT Inc. (Incorporated by reference from Exhibit 10.19 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.17*
Siebel Alliance Program Master Agreement, dated December 31, 2001, between Siebel Systems, Inc. and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2001).
10.18
Form of Information Services Agreement between IMS HEALTH Incorporated and SYNAVANT Inc. (Incorporated by reference from Exhibit 10.26 to the Company's Form 10 Registration Statement (File No. 0-30822)).
10.19
Credit Facility, dated April 27, 2001, between SYNAVANT Inc. and Foothill Capital Corporation (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed May 8, 2001 (File No. 0-30822)).
10.20
Software License and Services Agreement between Siebel Systems, Inc. and IMS Health Strategic Technologies, Inc. dated July 14, 2000 (Incorporated by reference from Exhibit 10.22 to the Company's Form 10 Registration Statement (File No. 0-30822)).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of Exhibit 10.17 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Schedule II

SYNAVANT Inc.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the Year Ended December 31, 2002	$1,899	$469	$—	$779	$1,589
For the Year Ended December 31, 2001	$1,830	$289	$196	$416	$1,899
For the Year Ended December 31, 2000	$1,012	$175	$643	$—	$1,830
TAX VALUATION ALLOWANCES:
For the Year Ended December 31, 2002	$13,542	$827	$—	$—	$14,369
For the Year Ended December 31, 2001	$8,196	$5,346	$—	$—	$13,542
For the Year Ended December 31, 2000	$4,147	$4,049	$—	$—	$8,196

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
Schedule II