Form 10-Q
period 2003-03-31
SYNAVANT INC
filed 2003-05-15
CIK 1116141

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at April 30, 2003
Common Stock, par value $.01 per share	15,242,578 Shares

SYNAVANT Inc.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYNAVANT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$10,146	$6,994
Restricted cash	1,364	—
Accounts receivable—net	29,941	36,469
Other receivables	1,171	334
Other current assets	6,483	5,504
TOTAL CURRENT ASSETS	49,105	49,301

Property, plant and equipment—net	12,176	12,829
Computer software—net	2,342	2,682
Goodwill—net	41,156	41,156
Other assets	2,388	2,769

TOTAL ASSETS	$107,167	$108,737

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$12,139	$9,193
Line of credit	4,500	—
Accrued restructuring	1,374	2,109
Accrued and other current liabilities	14,724	16,219
Accrued income taxes	1,961	2,074
Deferred revenues	9,784	8,180
TOTAL CURRENT LIABILITIES	44,482	37,775

Accrued liability due to former parent	9,000	9,000
Other liabilities	1,671	1,966
TOTAL LIABILITIES	$55,153	$48,741

Commitments and contingencies (see note 2)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01, authorized 41,000,000 shares; 15,242,578 and 15,187,722 shares outstanding at March 31, 2003 and December 31, 2002, respectively	152	152
Other stockholders’ equity	51,862	59,844
TOTAL STOCKHOLDERS’ EQUITY	52,014	59,996
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,167	$108,737

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

REVENUES:
Software fees	$174	$1,440
Software services	16,636	20,848
Interactive marketing	18,005	22,672
TOTAL REVENUES	34,815	44,960

OPERATING COSTS:
Software fees	62	726
Software services	13,155	15,106
Interactive marketing	15,598	19,259
TOTAL OPERATING COSTS	28,815	35,091

Research & development	1,308	1,939
Selling and administrative expenses	8,397	7,596
Restructuring costs	500	—
Depreciation and amortization	1,881	1,838
OPERATING LOSS	(6,086)	(1,504)
Other expense—net	(1,023)	(100)
LOSS BEFORE PROVISION FOR INCOME TAXES	(7,109)	(1,604)
Income tax provision	(349)	(341)
NET LOSS	$(7,458)	$(1,945)

Net loss per share of common stock: basic and diluted	$(0.49)	$(0.13)
Weighted average shares outstanding: basic and diluted	15,243	15,067

See accompanying Notes to the Consolidated Financial Statements (unaudited).

SYNAVANT Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,458)	$(1,945)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,881	1,838
Amortization of capitalized computer software	42	595
Restructuring charge	500	—
Restructuring payments	(1,235)	(688)
Changes in operating assets and liabilities:
Accounts and other receivable	6,083	(227)
Accounts payable	2,805	(1,557)
Accrued liabilities and other current liabilities	(1,734)	347
Accrued income taxes	623	632
Deferred revenues	1,513	3,886
Other	(2,327)	(573)
NET CASH PROVIDED BY OPERATING ACTIVITIES	693	2,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(536)	(456)
Additions to computer software	(79)	—
NET CASH USED IN INVESTING ACTIVITIES	(615)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital leases	(218)	(65)
Increase in Restricted Cash	(1,364)	—
Borrowings from line of credit	4,500	—
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	2,918	(65)

Effect of exchange rate changes on cash and cash equivalents	156	14
Increase in cash and cash equivalents	2,996	1,801
Cash and cash equivalents, beginning of period	6,994	9,578
Cash and cash equivalents, end of period	$10,146	$11,379

Supplemental Disclosure of Cash Flow Information:
Cash payments for foreign, state and local income taxes were $228 and $31 for the three months ended March 31, 2003 and 2002, respectively.

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

On March 16, 2003, the Company announced a definitive agreement to sell its Global Interactive Marketing Business to Cegedim for $43.5 million in cash.  Further, the definitive agreement and other transaction related documents were filed through a Form 8-K on March 17, 2003.  However, this agreement has been superseded by a subsequent definitive agreement with Dendrite International Inc. (“Dendrite”) on May 9, 2003 (See Note 7).

On March 21, 2003, the Company reached an agreement to sell its 51% interest in Permail Pty. Ltd. to its minority partner for approximately $1.8 Million (the “Permail Transaction”).  The transaction was completed on April 30, 2003.

Reclassifications.  Certain prior period amounts have been reclassified to conform with current period presentation.

Earnings Per Share.  Basic and diluted earnings per share (“EPS”) are calculated in accordance with Statement of Financial Standards No. 128. For the Company’s calculation, the numerator is the same for the calculation of both basic and diluted EPS. The denominator for basic and diluted EPS is the same for the three month period ended March 31, 2003 as the loss from operations would otherwise cause the inclusion of common stock options to be anti-dilutive.  Options to purchase 7,680,397 shares of common stock at a weighted average price of $8.54 were outstanding but not included in the computation of diluted EPS for the three months ended March 31, 2003.

Recently Issued Accounting Standards.   In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability.  FAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

There has been no material impact related to the implementation of this recently issued statement on the Company’s results of operations, financial position and cash flows.

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

In connection with IMS HEALTH’s spin-off of the Company to its stockholders (the “Distribution”), SYNAVANT is jointly and severally liable to other parties in connection with prior IMS HEALTH Distribution Agreements for the liabilities relating to certain tax matters as well as a legal matter (“Distribution Liabilities”). Under the Distribution Agreement, IMS HEALTH and SYNAVANT agreed that SYNAVANT would have a maximum liability of $9.0 million for the Distribution Liabilities.  Management believes it is probable that at least one of these matters will have an unfavorable outcome and as a result the Company recorded a $9.0 million liability associated with these matters as part of the Distribution in 2000.  The Distribution Agreement required that if an unfavorable outcome occurred, the amount due up to $9.0 million is due and payable in January 2003.  As of March 31, 2003, the Company has determined that approximately $2.0 million of the $9.0 million described above is now certain.  The $2.0 million relates solely to the legal fees associated with these matters, as all matters are still unresolved as of March 31, 2003.  In concurrence with the Foothill Facility obtained by the Company (See “Management’s Discussion and Analysis—Liquidity and Capital Resources”), IMS HEALTH agreed to defer any payments associated with the Distribution Liabilities until January 2005.  The deferral of the Distribution Liabilities has also been agreed to in concurrence with the CapitalSource Facility (See “Management’s Discussion and Analysis—Liquidity and Capital Resources”).  Under the Distribution Agreement, SYNAVANT would be liable for amounts in excess of $9.0 million, related to the Distribution Liabilities, only to the extent that all of the parties involved do not have sufficient combined assets to settle such contingencies.  While these matters are ongoing, as of March 31, 2003, IMS HEALTH has made payments in excess of $200 million in anticipation of final resolution of certain of these matters in order to avoid incurring additional penalties and interest.

Pursuant to a letter of agreement signed with IMS HEALTH and Dendrite in May 2003, SYNAVANT has agreed to settle these Distribution Liabilities.  The settlement accelerates payments from January 2005 upon completion of the tender offer and merger with Dendrite (See Note 7).  $2.0 million of the $9.0 million has already been incurred by IMS HEALTH but not yet reimbursed by the Company.  Applying a discount rate of 6.5% on the remaining $7.0 million not yet incurred is expected to result in a total payment to IMS HEALTH of approximately $8.4 million to settle the remaining Distribution Liability.

NOTE 3. RESTRUCTURING CHARGE

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations.  The Company completed the first two steps in the restructuring process, resulting in the elimination of 100 positions that is reflected in the charge of $7.5 million for 2001 (the “2001 Restructuring”).  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The charge for the 2001 Restructuring is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  Of the $7.5 million charge, $0.1 million remains to be paid as of March 31, 2003.

During 2002, the Company took additional restructuring charges related to both severance and separation related costs for the elimination of approximately 45 positions and real estate actions, as the Company has terminated certain real estate leases and subleased other office space made available by the restructuring actions (the “2002 Restructuring”).  These personnel reductions included three senior management positions with the remainder being operating, technical and administrative staff.  The 2002 Restructuring resulted in a charge of $2.2 million, of which $1.1 million remains to be paid as of March 31, 2003.  All remaining severance and related personnel costs are expected to be paid in 2003, with the real estate payments continuing over the life of the related lease agreements.

During the first quarter of 2003, the Company took an additional restructuring charge related to severance and separation costs for the elimination of 9 positions relating to operating, technical and administrative staff.  These actions resulted in a charge of $0.5 million, of which $0.2 million remains to be paid as of March 31, 2003. The remaining payments related to this charge are expected to be paid in 2003.

NOTE 4. INCOME TAX

The Company’s consolidated tax provision was $0.3 million for the three months ended March 31, 2003 and 2002.  The Company’s effective tax rate is different from the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

NOTE 5. OPERATIONS BY SEGMENT

The Company delivers pharmaceutical customer relationship management solutions and interactive marketing programs globally and does business in approximately 30 countries.  The Company’s management evaluates the business on a global basis with consideration of resource allocation on a geographic basis.  The Americas Segment principally consists of operations for the United States, the Company’s country of domicile.  The Europe Segment includes, but is not limited to, the operations of the United Kingdom, which is the largest region in this segment.  The Asia Pacific Segment consists principally of the operations of Australia.  For further information on material individual countries see the additional disclosure in the second table of this note.

	Americas	Europe	Asia Pacific	Total
	(Dollar amounts in thousands)
Three Months Ended March 31, 2003
Operating revenues	$17,518	$13,905	$3,392	$34,815
Segment operating loss	(5,318)	(717)	(51)	(6,086)
Non-operating income (loss)	(487)	(637)	101	(1,023)
Income / (loss) before income taxes	(5,805)	(1,354)	50	(7,109)
Provision for income taxes				(349)
Net loss				(7,458)
Segment total depreciation and amortization	1,564	222	95	1,881
Segment capital expenditures	277	252	17	546
Identifiable assets at March 31, 2003	73,588	28,460	5,119	107,167

	Americas	Europe	Asia Pacific	Total
Three Months Ended March 31, 2002
Operating revenues	$29,786	$12,254	$2,920	$44,960
Segment operating loss	(843)	(355)	(306)	(1,504)
Non-operating income (loss)	218	(342)	24	(100)
Loss before income taxes	(625)	(697)	(282)	(1,604)
Provision for income taxes				(341)
Net loss				(1,945)
Segment total depreciation and amortization	(1,986)	(333)	(114)	(2,433)
Segment capital expenditures	293	141	22	456
Identifiable assets at March 31, 2002	$85,356	$28,230	$5,499	$119,085

Information about the Company’s operations and long-lived assets by geography is as follows:

	US	UK	Australia	Rest of World(2)	Total

Three Months Ended March 31, 2003
Operating revenues	$16,409	$4,048	$2,946	$11,412	$34,815
Long-lived assets(1)	49,575	3,398	574	2,499	56,046

Three Months Ended March 31, 2002
Operating revenues	$28,126	$4,848	$2,679	$9,307	$44,960
Long-lived assets(1)	52,741	3,138	669	2,407	58,955

(1)                                  Long-lived assets in the U.S. and the U.K. are comprised predominantly of goodwill associated with the acquisition of Walsh International Inc. in June 1998.

(2)                                  Rest of World is primarily comprised of operations in Europe.

NOTE 6.  FAIR VALUE OF STOCK OPTIONS

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock incentive plans.  No compensation cost has been recognized for the fixed stock option plans for the three months ended March 31, 2003 and 2002.  Had compensation cost for the SYNAVANT stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company’s net loss and loss per share would have increased to the pro forma amounts indicated below:

	March 31, 2003	March 31, 2002

Net Loss:
As reported	$(7,458)	$(1,945)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(496)	$(1,510)
Pro forma	$(7,954)	$(3,455)
Loss Per Share – Basic and Diluted:
As reported	$(0.49)	$(0.13)
Pro forma	$(0.52)	$(0.23)

NOTE 7.  SUBSEQUENT EVENTS

On April 12, 2003, the Company entered into a definitive agreement for Cegedim to purchase all the issued and outstanding SYNAVANT stock at a price of $2.30 per share in cash (the “Cegedim Agreement”).  Under the definitive agreement, Cegedim agreed to commence a tender offer for any and all SYNAVANT shares at the offer price of $2.30 per share in cash.  The Cegedim Agreement supersedes the agreement announced on March 16, 2003 for the sale of SYNAVANT’s Global Interactive Marketing Business (See Note 1).  Further, the definitive agreement and other transaction related documents were filed through a Form 8-K on April 15, 2003.  The Cegedim Agreement has been superseded by the Dendrite Agreement (See below).

On April 21, 2003, Dendrite announced publicly its desire to acquire SYNAVANT pursuant to a tender offer followed by a merger, for $2.50 per share in cash.  On the same day that it made its announcement, Dendrite commenced litigation against SYNAVANT generally alleging that SYNAVANT’s Board of Directors failed to satisfy its fiduciary duties, among other things, in connection with the approval of the merger between SYNAVANT and Cegedim (the “Dendrite Litigation”).  SYNAVANT’s Board of Directors authorized the Company’s management and representatives to conduct further discussions and negotiations with Dendrite and Cegedim.

On May 9, 2003, the Company entered into a definitive agreement for Dendrite to purchase all the issued and outstanding SYNAVANT stock at a price of $2.83 per share in cash (the “Dendrite Agreement”).  Under the definitive agreement, Dendrite agreed to commence a tender offer for any and all SYNAVANT shares at the offer price of $2.83 per share in cash.  The Dendrite Agreement supersedes the Dendrite’s offer of $2.50 per share announced on April 21, 2003 and also results in the termination of the Cegedim Agreement.  It also suspends the Dendrite Litigation, with termination of the litigation upon closing.  The definitive agreement and other transaction related documents were filed through a Form 8-K on May 12, 2003.

The Dendrite tender offer is subject to shareholders representing a majority of SYNAVANT's outstanding common stock ownership tendering their shares, as well as other customary conditions.

On May 13, 2003, the Company received a proposal from Cegedim to acquire all of SYNAVANT's outstanding common stock for $3.15 per share in cash.  In accordance with the Dendrite Agreement, the SYNAVANT board of directors has authorized the Company's management and advisors to enter into discussions and negotiations with Cegedim regarding its proposal.  This authorization does not constitute approval or recommendation of Cegedim's bid by SYNAVANT's board of directors nor has the SYNAVANT board withheld, modified or changed its approval or its recommendation in favor of the Dendrite Agreement.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact made in this Form 10-Q are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Such forward-looking statements are based on management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to obtain additional financing on satisfactory terms to meet future capital requirements; risks associated with competition from other providers of customer relationship management solutions; success with the Siebel Alliance; loss of key personnel; failure to introduce new or enhanced products in a timely manner; defects in our products and delays related to market adoption of our software; strength of the pharmaceutical industry; fluctuations in quarterly operating results that may adversely affect the market price of its common stock; operating on a global basis; exposure to certain Distribution liabilities and the ability to fund them; governmental regulation of the ability to distribute controlled substances through the mail; the ability to protect its intellectual property; product infringement claims; the ability to identify, consummate and integrate acquisitions, alliances and ventures on satisfactory terms; the ability to develop new or advanced technologies, systems or products; and regulatory, legislative and enforcement initiatives.  These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein including, but not limited to, the risk factors set forth herein under the heading “Factors That May Affect Future Performance.” The Company assumes no obligation to update any such forward-looking statements.

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in Item I of this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

SUBSEQUENT EVENTS

On April 12, 2003, the Company entered into a definitive agreement for Cegedim to purchase all the issued and outstanding SYNAVANT stock at a price of $2.30 per share in cash.  Under the definitive agreement, Cegedim agreed to commence a tender offer for any and all SYNAVANT shares at the offer price of $2.30 per share in cash.  The Cegedim Agreement supersedes the agreement announced on March 16, 2003 for the sale of SYNAVANT’s Global Interactive Marketing Business (See Note 1).  Further, the definitive agreement and other transaction related documents were filed through a Form 8-K on April 15, 2003.  The Cegedim Agreement has been superseded by the Dendrite Agreement (See below).

On April 21, 2003, Dendrite announced publicly its desire to acquire SYNAVANT pursuant to a tender offer followed by a merger, for $2.50 per share in cash.  On the same day that it made its announcement, Dendrite commenced litigation against SYNAVANT generally alleging that SYNAVANT’s Board of Directors failed to satisfy its fiduciary duties, among other things, in connection with the approval of the merger between SYNAVANT and Cegedim.  SYNAVANT’s Board of Directors authorized the Company’s management and representatives to conduct further discussions and negotiations with Dendrite and Cegedim.

On May 9, 2003, the Company entered into a definitive agreement for Dendrite to purchase all the issued and outstanding SYNAVANT stock at a price of $2.83 per share in cash.  Under the definitive agreement, Dendrite agreed to commence a tender offer for any and all SYNAVANT shares at the offer price of $2.83 per share in cash.  The Dendrite Agreement supersedes the Dendrite’s offer of $2.50 per share announced on April 21, 2003 and also results in the termination of the Cegedim Agreement.  It also suspends the Dendrite Litigation, with termination of the litigation upon closing.  The definitive agreement and other transaction related documents were filed through a Form 8-K on May 12, 2003.

The Dendrite tender offer is subject to shareholders representing a majority of SYNAVANT's outstanding common stock ownership tendering their shares, as well as other customary conditions.

On May 13, 2003, the Company received a proposal from Cegedim to acquire all of SYNAVANT's outstanding common stock for $3.15 per share in cash.  In accordance with the Dendrite Agreement, the SYNAVANT board of directors has authorized the Company's management and advisors to enter into discussions and negotiations with Cegedim regarding its proposal.  This authorization does not constitute approval or recommendation of Cegedim's bid by SYNAVANT's board of directors nor has the SYNAVANT board withheld, modified or changed its approval or its recommendation in favor of the Dendrite Agreement.

SIEBEL ALLIANCE

On July 14, 2000, SYNAVANT entered into a strategic alliance with Siebel Systems Inc. (“Siebel”), a leading provider of eBusiness application software. This alliance agreement was updated and amended (the “Alliance”) on December 31, 2001.  The Alliance resulted in the following:

•                  SYNAVANT is designated as a “Strategic Consulting Partner”;

•                  SYNAVANT is able to support a product set including Siebel eMedical, eClinical as well as Employee Relationship Management (“ERM”);

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

Revenue recognition.  The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.  Revenues consist of software license fees, related maintenance and software service fees, database and information services fees, and interactive marketing program fees.  Deferred revenue consists of maintenance billings due in advance of service periods, and other software and project billings for which services have not yet been completed.  The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and 101B, and AICPA Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, as amended by SOP Nos. 98-4 and 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

In cases where services to be provided are not essential to the functionality of the software, the Company determines sufficient vendor specific objective evidence (“VSOE”) of fair value of the elements to recognize the revenue separately.  The Company has determined the VSOE of its software license fee based on the consistent per user license fee charged to its customers. The VSOE of the software service element is based on the price of the software services when sold separately. The Company accounts for the maintenance and support element separately using VSOE, which is determined based on the customer renewal fees for such services.  When services are essential to the functionality of the software, revenue is recognized in accordance with SOP 97-2.

The Company’s software services business derives a portion of its revenue from contracts recorded using the percentage of completion method of accounting based on labor input measures, which require the accurate estimation of the cost, scope and duration of each engagement.  If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future software service margins may be significantly and negatively affected and losses on existing contracts may need to be recognized.  Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.   Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Income taxes.  As part of the process of preparing the consolidated financial statements, the Company is required to estimate taxes in each of the jurisdictions in which the Company operates.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  The Company has recorded a valuation allowance due to uncertainties related to the ability to utilize some of it’s deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets could be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, management may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

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

Legal contingencies.  The Company is currently involved in certain legal proceedings as disclosed in Note 2.  When probable, the Company accrues an estimate for the resolution of these claims.  This estimate is developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  With the exception of the Dendrite Litigation (See Note 7), the Company does not believe these proceedings will materially affect SYNAVANT’s financial position, although no assurance can be given as to the ultimate outcome of any such proceedings.

Fair Value of Stock Options.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock incentive plans.  No compensation cost has been recognized for the fixed stock option plans for the three months ended March 31, 2003 and 2002.  Had compensation cost for the SYNAVANT stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of

SFAS 123, the Company’s net loss and loss per share would have increased to the pro forma amounts indicated below:

	March 31, 2003	March 31, 2002

Net Loss:
As reported	$(7,458)	$(1,945)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(496)	$(1,510)
Pro forma	$(7,954)	$(3,455)
Loss Per Share – Basic and Diluted:
As reported	$(0.49)	$(0.13)
Pro forma	$(0.52)	$(0.23)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002.

REVENUE

Total revenues for the three months ended March 31, 2003 decreased by $10.2 million and 22.7% to $34.8 million from $45.0 million for the three months ended March 31, 2002.  The overall revenue decrease was primarily driven by a decrease in software services and interactive marketing.

SOFTWARE FEES.  Software fees decreased to $0.2 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002, a decrease of $1.2 million and 85.7%.  The decrease in software fees is primarily due to the Company’s shift to focus on software services rather than on proprietary software development and sale of licenses.

SOFTWARE SERVICES.  Software services revenue decreased to $16.6 million for the three months ended March 31, 2003 from $20.8 million for the three months ended March 31, 2002, a decrease of $4.2 million or 20.2%.  The decrease in revenue from software services is principally due to the transition of certain customers in the U.S. who selected alternative suppliers for their software services, and the absence of a Siebel implementation for a U.S. customer which occurred in the first quarter of 2002.

INTERACTIVE MARKETING.  Interactive marketing revenue decreased to $18.0 million for the three months ended March 31, 2003 from $22.7 million for the three months ended March 31, 2002, a decrease of $4.7 million or 20.7%.  The decrease is primarily due to the absence of a large product communications program implemented for a customer in the U.S. that occurred in the first quarter of 2002.

OPERATING COSTS

COST OF SOFTWARE FEES.  Cost of software fees decreased to $0.1 million for the three months ended March 31, 2003, from $0.7 million for the three months ended March 31, 2002, a decrease of $0.6 million and 85.7%.  The decrease relates to the decline in software fee revenue and the decrease in amortization of capitalized software costs as certain proprietary software products became fully amortized as of the end of 2002.

COST OF SOFTWARE SERVICES.  Cost of software services decreased to $13.2 million for the three months ended March 31, 2003, from $15.1 million for the three months ended March 31, 2002, a decrease of $1.9 million and 12.6%.  The decrease in cost of software services is primarily due to lower software services revenue and a change in product mix.

COST OF INTERACTIVE MARKETING.  Cost of interactive marketing revenue decreased to $15.6 million for the three months ended March 31, 2002 from $19.3 million for the same period in the prior year. These costs decreased due to the decrease in revenue and the absence of postage costs associated with the large product communications program implemented for a customer in the U.S. in the first quarter of 2002.

GROSS MARGIN

The Company calculates gross margin as revenue less operating costs as categorized in the Company’s consolidated financial statements.  The following table summarizes the Company’s gross margin information in dollars and as a percentage of the associated revenues for the three months ended March 31, 2003 and the comparable period for the prior year.

	3/31/03		3/31/02
Software fees
Software fees revenue	$174	100.0%	$1,440	100.0%
Software fees operating costs	62	35.6%	726	50.4%
Software fees gross margin	$112	64.4%	$714	49.6%

Software services
Software services revenue	$16,636	100.0%	$20,848	100.0%
Software services operating costs	13,155	79.1%	15,106	72.5%
Software services gross margin	$3,481	20.9%	$5,742	27.5%

Interactive marketing
Interactive marketing revenue	$18,005	100.0%	$22,672	100.0%
Interactive marketing operating costs	15,598	86.6%	19,259	84.9%
Interactive marketing gross margin	$2,407	13.4%	$3,413	15.1%

Total
Total revenue	$34,815	100.0%	$44,960	100.0%
Total operating costs	28,815	82.8%	35,091	78.0%
Total gross margin	$6,000	17.2%	$9,869	22.0%

Total gross margin for the three months ended March 31, 2003 decreased by $3.9 million to $6.0 million and as a percentage of revenue by 4.8% to 17.2%.  The Company experienced lower margins in software services and interactive marketing, due to lower revenues in these areas as discussed above.  The gross margins deteriorated as a percentage of revenue as certain product costs are fixed in nature.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.  Research and development expenses declined by $0.6 million or 31.6% to $1.3 million for the three months ended March 31, 2003 from $1.9 million for the three months ended March 31, 2002.  The decline in research and development costs is principally attributable to a de-emphasis of proprietary software development.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses increased to $8.4 million for the three months ended March 31, 2003 from $7.6 million in the same period in the prior year, principally due to $0.6 million of transaction related expenses associated with the Dendrite Agreement (See Note 7).  The Company has also invested in new sales resources, which has been partially offset by the impact of administrative cost containment actions.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization for the three months ended March 31, 2003 increased to $1.9 million from $1.8 million for the same period in the prior year.  This increase is primarily due to capital expenditures related to the relocation of certain facilities in the U.S. and the U.K. which occurred during 2002, partially offset by the impact of certain of the Company’s assets that have become fully depreciated.

OPERATING LOSS

Operating loss increased to $6.1 million for the three months ended March 31, 2003 compared with an operating loss of $1.5 million for the three months ended March 31, 2002.  The loss increased by $4.6 million primarily due to lower revenues and gross margins, transaction costs of $0.6 million and restructuring charges of $0.5 million incurred in 2003, partially offset by cost containment actions.

RESTRUCTURING

On August 16, 2001, the Company announced that, in an attempt to optimize customer responsiveness and organizational effectiveness, it would simplify its senior leadership structure as well as eliminate certain other positions in its international and domestic operations. The Company completed the first two steps in the restructuring process, resulting in the elimination of 100 positions that is reflected in the charge of $7.5 million for 2001 (the “2001 Restructuring”).  These reductions included six senior management positions with the remainder being operating, technical and administrative staff.  The charge for the 2001 Restructuring is composed entirely of employee severance and separation related costs, such as extended benefits and outplacement fees.  Of the $7.5 million charge, $0.1 million remains to be paid as of March 31, 2003.

During 2002, the Company took additional restructuring charges related to both severance and separation related costs for the elimination of approximately 45 positions and real estate actions, as the Company has terminated certain real estate leases and subleased other office space made available by the restructuring actions (the “2002 Restructuring”).  These personnel reductions included three senior management positions with the remainder being operating, technical and administrative staff.  The 2002 Restructuring resulted in a charge of $2.2 million, of which $1.1 million remains to be paid as of March 31, 2003.  All remaining severance and related personnel costs are expected to be paid in 2003, with the real estate payments continuing over the life of the related lease agreements.

During the first quarter of 2003, the Company took an additional restructuring charge related to severance and separation costs for the elimination of 9 positions relating to operating, technical and administrative staff.  These actions resulted in a charge of $0.5 million, of which $0.2 million remains to be paid as of March 31, 2003. The remaining payments related to this charge are expected to be paid in 2003.

TAXES

The Company had a consolidated tax provision of $0.3 million for the three months ended March 31, 2003 and 2002.  The Company’s effective tax rate is different from the U.S. federal statutory tax rate due to taxable income in certain foreign jurisdictions and losses for which a full valuation has been provided.

RESULTS BY SEGMENT

THE AMERICAS.  Revenue for the three months ended March 31, 2003 was $17.5 million compared with $29.8 million for the same period in the prior year.  The decline is due to certain customer transitions and the absence of both a Siebel implementation in the U.S. and a large product communications program that occurred in the first quarter of 2002.  The operating loss for the three months ended March 31, 2003 was $5.3 million compared to a loss of $0.8 million for the three months ended March 31, 2002 primarily due to the decline in revenue, partially offset by cost containment actions taken during 2002 and 2003.

EUROPE.  Revenue for the three months ended March 31, 2003 was $13.9 million compared with $12.3 million for the three months ended March 31, 2002.  Improved interactive marketing volume was the primary factor for revenue increasing by $1.6 million, partially offset by lower software services revenue.  Operating loss for the three months ended March 31, 2003 increased slightly to $0.7 million from $0.4 million in the three months ended March 31, 2002.  The increase in the operating loss, despite increased revenues, relates to product mix and the additional resources required to launch a strategic consulting capability in Europe.

ASIA PACIFIC.  Revenue for the three months ended March 31, 2003, increased to $3.4 million compared to $2.9 million for the three months ended March 31, 2002.  The increase in revenue was primarily the result of better interactive marketing revenues in Australia in the first quarter of 2003.  As a result of improved revenues, the operating loss for the three months ended March 31, 2003 was $0.1 million compared with an operating loss of $0.3 million for the three months ended March 31, 2002.

NON-U.S. OPERATING AND MONETARY ASSETS

SYNAVANT operates globally, deriving 49.7% of its revenues in the first three months of 2003 from non-U.S. operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar may increase the volatility of reported U.S. Dollar operating results.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally those of the Euro, the Pound Sterling and the Australian Dollar.  Changes in the value of these currencies relative to the U.S. Dollar are charged or credited to stockholders’ equity.  The effect of exchange rate changes during the three months ended March 31, 2003 increased the U.S. Dollar amount of cash and cash equivalents by $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

On April 27, 2001, SYNAVANT Inc. entered into a revolving credit facility with Foothill Capital Corporation (“the Foothill Facility”), a wholly-owned subsidiary of Wells Fargo & Company.  The Foothill Facility had a term of five years with a maximum credit line of $20 million. The available line was determined based on a percentage of the eligible accounts receivable in the U.S.  Any borrowing against the line would have been at a rate of Prime plus 100 basis points.  The Company was required to maintain certain financial covenants relating to earnings, net worth and capital expenditures.  Concurrent with the Foothill Facility, IMS HEALTH agreed to defer any payments associated with the Distribution Liabilities (See Note 2) until January 1, 2005.

On March 31, 2003, the Company signed a $15.0 Million Revolving Credit and Security Agreement with CapitalSource Finance LLC (the “CapitalSource Facility”).  The new agreement replaces the Foothill Facility, and increases the Company’s available capital compared with the Foothill Facility.  The available credit line is based on a percentage of eligible accounts receivable in the U.S.  Any borrowing against the credit line will be at a rate of Prime plus 200 basis points.  The Company is required to maintain certain financial covenants relating to financial performance such as earnings, net worth, cash collections and fixed charge coverage ratios, among others.  As of March 31, 2003 the Company had a balance of $4.5 million for borrowings from the CapitalSource Facility and was in compliance with all financial covenants.  On April 3, 2003, the Company filed an 8-K related to the closing of the CapitalSource Facility.

As of March 31, 2003, the Company had cash and cash equivalents of $11.5 million, which includes $1.4 million of restricted cash and $4.5 million of borrowings under the line of credit.  The Company also maintained additional availability under the CapitalSource Facility.  The restricted cash relates to cash collateralizing letters of credit from Foothill Capital Corporation for the Company’s Permail operation in Australia and for real estate leases in New Jersey.  Upon the close of the Permail Transaction, it was agreed that the associated letter of credit would be cancelled, which is expected to occur during May 2003.  In addition, the letter of credit associated with the New Jersey real estate lease is expected to be transferred to CapitalSource Finance LLC during the second quarter of 2003, reducing the outstanding loan balance of the CapitalSource Facility.

If the Company incurs the Distribution liability of $9.0 million and payment is required in January 2005 (See Note 2) pursuant to the agreement with IMS HEALTH, our cash flows may need to exceed our projected income in order to meet our financial obligations.

In addition, the Company’s short-term liquidity is expected be affected by the following items:

•                                          Certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout 2003.  The Company estimates that in the U.S. approximately $20 million to $23 million of 2002 software services revenue associated with these customers will not recur in 2003.  Although the Company is expected to partially offset these revenue reductions with new opportunities, further cost containment actions are being considered.

•                                          The Company is expecting that revenue will increase throughout the balance of 2003.  The extent to which revenue increases will directly affect the cash flows in the period as well as the Company’s access to capital and the CapitalSource Facility, which is based on eligible domestic accounts receivable.  If management’s expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

•                                          On April 21, 2003, Dendrite announced publicly its desire to acquire SYNAVANT pursuant to a tender offer followed by a merger, for $2.50 per share in cash (See Note 7).  On the same day Dendrite commenced litigation against SYNAVANT generally alleging that SYNAVANT’s Board of Directors failed to satisfy its fiduciary duties, among other things, in connection with the approval of the Merger between SYNAVANT and Cegedim announced on April 12, 2003. This action was taken after the Company had spent a significant amount of management time and costs on assessing strategic alternatives for the Company.  The additional disruption and cost to the business associated with this litigation is a significant concern of SYNAVANT’s management.

Should a tender offer not be accepted by the shareholders, the Company would need to seek additional sources of liquidity to meet its cash and working capital needs for the next twelve months.

CASH FLOWS

Net cash provided by operating activities totaled $0.7 million for the three months ended March 31, 2003 compared with net cash provided by operating activities of $2.3 million for the three months ended March 31, 2002.  The decrease of $1.6 million primarily reflects a larger net loss, partially offset by significant improvements in working capital.

Net cash used in investing activities totaled $0.6 million related to capital expenditures for the three months ended March 31, 2003 and was basically unchanged as compared with cash used in investing activities of $0.5 million for the three months ended March 31, 2002.

Net cash provided by financing activities totaled $4.3 million for the three months ended March 31, 2003 as compared to cash used in financing activities of $0.1 million in the same period in the prior year.  The cash inflow in 2003 was attributable to $4.5 million in borrowings from the CapitalSource Facility, partially offset by increased payments relating to capital leases.

CHANGES IN FINANCIAL POSITION AT MARCH 31, 2003 COMPARED WITH DECEMBER 31, 2002

Cash and cash equivalents, including restricted cash, were $11.5 million as of March 31, 2003 compared with $7.0 million as of December 31, 2002.  The increase in cash and cash equivalents of $4.5 million was due to borrowings from the CapitalSource Facility.

Accounts and Other Receivables—Net.  Decreased to $31.1 million at March 31, 2003 from $36.8 million at December 31, 2002.  The decrease is due to improved collections and lower revenues.

Other Current Assets.  Increased to $6.5 million at March 31, 2003 from $5.5 million as of December 31, 2002.  The increase relates to higher prepaid expenses related to real estate deposits in Europe and prepaid insurance.

Property, Plant and Equipment – Net.  Decreased to $12.2 million at March 31, 2003 from $12.8 million at December 31, 2002.  The decrease is due to straight-line depreciation of the assets over their estimated useful lives, partially offset by capital purchases during the period.

Computer Software.  Decreased $0.4 million to $2.3 million due to amortization of the remaining book value based on the greater of straight line or revenue based amortization.

Goodwill—Net.  Remained unchanged as this balance is no longer amortized in accordance with FAS 142.

Accounts Payable.  Increased by $2.9 million as the Company took actions to manage its working capital.

Accrued Restructuring.  Decreased by $0.7 million due to severance payments made during the quarter, partially offset by a $0.5 million charge accrued in the first quarter of 2003.

Accrued and Other Current Liabilities.  Decreased to $14.7 million at March 31, 2003 from $16.2 million at December 31, 2002.  The decrease reflected the payment of certain year end accruals and inclusion of items into accounts payable previously classified as accrued liabilities.

Accrued Income Taxes.  Decreased to $2.0 million at March 31, 2003 from $2.1 million at December 31, 2002.  The decrease is related to a reclass from the deferred tax accounts, cash payments for taxes related to prior periods, partially offset by the quarterly accrual of income taxes.

Deferred Revenue.  Increased to $9.8 million at March 31, 2003 from $8.2 million at December 31, 2002.  The increase relates primarily to prepayments on projects from certain customers in the U.S.

Total Equity.  Decreased to $52.0 million at March 31, 2003 from $60.0 million at December 31, 2002. The reduction was primarily due to the net loss during the period and the impact of foreign currency fluctuations.

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

THE COMPANY MAY NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

The Company invests in research and development as well as in capital projects to enhance existing products and services and develop new products and services in response to technological and marketplace changes.  As of March 31, 2003, the Company had cash and cash equivalents of $11.5 million, which includes $1.4 million of restricted cash and $4.5 million of borrowings under the line of credit.  The Company also maintained additional availability under the CapitalSource Facility (See Item 2 – Liquidity and Capital Resources Section).  The restricted cash relates to cash collateralizing letters of credit from Foothill Capital Corporation for the Company’s Permail operation in Australia and for real estate leases in New Jersey.  Upon the close of the Permail Transaction, it was agreed that the associated letter of credit would be cancelled, which is expected to occur during May 2003.  In addition, the letter of credit associated with the New Jersey real estate lease is expected to be transferred to CapitalSource Finance LLC during the second quarter of 2003, reducing the outstanding loan balance of the CapitalSource Facility (See Item 2 – Liquidity and Capital Resources Section).

If the Company incurs the Distribution liability of $9.0 million and payment is required in January 2005 (See Note 2) pursuant to the agreement with IMS HEALTH, our cash flows may need to exceed our projected income in order to meet our financial obligations.

In addition, the Company’s short-term liquidity is expected be affected by the following items:

•                                          Certain U.S. based customers have notified the Company that they have selected alternative suppliers for their software services and, as a result, the financial impact of these transitions will vary throughout 2003.  The Company estimates that in the U.S. approximately $20 million to $23 million of 2002 software services revenue associated with these customers will not recur in 2003.  Although the Company is expected to partially offset these revenue reductions with new opportunities, further cost containment actions are being considered.

•                                          The Company is expecting that revenue will increase throughout the balance of 2003.  The extent to which revenue increases will directly affect the cash flows in the period as well as the Company’s access to capital and the CapitalSource Facility, which is based on eligible domestic accounts receivable.  If management’s expectations are not met, or change due to market conditions, strategic opportunities or otherwise, capital requirements may vary materially from those currently anticipated.

•                                          On April 21, 2003, Dendrite announced publicly its desire to acquire SYNAVANT pursuant to a tender offer followed by a merger, for $2.50 per share in cash (See Note 7).  On the same day Dendrite commenced litigation against SYNAVANT generally alleging that SYNAVANT’s Board of Directors failed to satisfy its fiduciary duties, among other things, in connection with the approval of the Merger between SYNAVANT and Cegedim announced on April 12, 2003. This action was taken after the Company had spent a significant amount of management time and costs on assessing strategic alternatives for the Company.  The additional disruption and cost to the business associated with this litigation is a significant concern of SYNAVANT’s management.

Should a tender offer not be accepted by the shareholders, the Company would need to seek additional sources of liquidity to meet its cash and working capital needs for the next twelve months.

COMPETITION FROM OTHER PROVIDERS OF CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS MAY REDUCE DEMAND FOR SYNAVANT’S PRODUCTS AND SERVICES OR CAUSE IT TO REDUCE THE PRICE OF PRODUCTS AND SERVICES.

SYNAVANT competes with other companies that sell sales force software products and services and interactive marketing services that specifically target the pharmaceutical industry.  The Company also faces competition from many vendors that market and sell CRM solutions in the consumer packaged goods industry. In addition, the Company competes with various companies that provide support services and interactive marketing services similar to SYNAVANT’s services.

The Company may not compete effectively in the market.  Competitive pressure may result in reducing the price of products and services, which would negatively affect revenues and operating margins. If the Company is unable to compete effectively in its markets, its business, results of operations and financial condition would be materially and adversely affected.

Increased competition is anticipated based on the growing strategic focus on CRM and the success of Siebel’s eBusiness solutions.  Large established companies, such as Oracle, SAP and Microsoft, that are well established providers of enterprise resource planning (“ERP”) software solutions either offer or are expected to offer new CRM solutions that may compete with SYNAVANT solutions based on Siebel technology.

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

Some of the Company’s competitors and potential competitors are part of large corporate groups and have longer operating histories and significantly greater financial, sales and marketing, technology and other resources than SYNAVANT.  In the event that the Company is unable to compete successfully with these companies, it could have a material adverse effect on its business, operating results or financial condition.

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

THE COMPANY HAS EXPERIENCED LOSSES, AND EXPECTS TO INCUR LOSSES IN THE NEAR TERM.

The Company experienced a net loss of $7.5 million, or 21.4% of its total revenue, in the three months ended March 31, 2003.  At March 31, 2003, the Company had an accumulated deficit of $58.9 million.  The Company anticipates that potential restructuring and planned expenditures on sales, marketing, and product development will result in additional losses in the near term.  Future expenditures on sales, marketing, and product development will be driven primarily by the Company’s ability to achieve our targeted revenue goals.

THE LOSS OF KEY PERSONNEL COULD NEGATIVELY IMPACT THE BUSINESS AND RESULTS OF OPERATIONS.

The Company’s success depends on its continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel.  In particular, SYNAVANT’s Chairman and Chief Executive Officer, Wayne P. Yetter, is integral to the Company’s future success and is not currently bound by an employment agreement.  Competition for qualified personnel is intense, and the Company may fail to retain key employees or to attract or retain other highly qualified personnel.  Even if it is able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity.  If it is unable to hire or fails to retain competent personnel, the business, results of operations and financial condition could be materially and adversely affected.

FAILURE TO INTRODUCE NEW OR ENHANCED PRODUCTS IN A TIMELY MANNER COULD RENDER THE COMPANY’S PRODUCTS OBSOLETE AND UNMARKETABLE.

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

DEFECTS IN THE COMPANY’S PRODUCTS COULD DELAY MARKET ADOPTION OF THE SOFTWARE OR CAUSE THE COMPANY TO COMMIT SIGNIFICANT RESOURCES TO REMEDIAL EFFORTS.

Software products frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released.  The Company could be forced to delay the commercial release of products until software problems have been corrected.  SYNAVANT could lose revenues as a result of software errors or defects.  These products are intended for use in sales and marketing applications that may be critical to a customer’s business.  As a result, it is expected that customers and potential customers will have a greater sensitivity to product defects than the market for software products generally. Testing errors may also be found in new products, enhancements or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on the business, operating results or financial condition.  The foregoing would also be applicable to Siebel and other alliance partner’s products around which future services would be based.  With respect to such products, the Company would also depend on Siebel and other alliance partners for the correction of errors and the delivery of any required modifications relating to such products.

SUCCESS DEPENDS ON THE STRENGTH OF THE PHARMACEUTICAL INDUSTRY.

The Company’s products and services are primarily used in connection with the marketing and sale of prescription-only drugs, particularly to support the launch and adoption of new pharmaceutical products.  The market for prescription-only drugs is undergoing a number of significant changes, including:

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

SIGNIFICANT FLUCTUATIONS IN THE COMPANY’S QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE MARKET PRICE OF ITS COMMON STOCK.

The Company’s quarterly operating results could fluctuate significantly in the future, and results of operations could fall below the expectations of securities analysts and investors.  If this occurs or if market analysts perceive that it will occur, market value could decrease substantially.  The selection of a CRM software product and service partners often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer’s license of the software and project implementation.  As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer.  Accordingly, the Company cannot control or predict the timing of execution of contracts with customers.  In addition, an implementation process of three to nine months is customary before the software is rolled out to a customer’s sales force. Other factors may cause significant fluctuations in our quarterly operating results, including:

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

DUE TO THE COMPANY’S INTERNATIONAL SALES AND MARKETING ACTIVITIES, THE BUSINESS WILL BE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

SYNAVANT operates globally, deriving 49.7% of its revenues in the first three months of 2003 from foreign operations.  As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of the operating results.  The business is subject to a number of risks associated with international business activities.  These risks generally include:

•                  currency exchange rate fluctuations;

•                  seasonal fluctuations in purchasing patterns;

•                  the effects of terrorist acts, the war on terrorism, potential conflict or crisis and other global developments;

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

Pursuant to a letter of agreement signed with IMS HEALTH and Dendrite in May 2003, SYNAVANT has agreed to settle these Distribution Liabilities.  The settlement accelerates payments from January 2005 upon completion of the tender offer and merger with Dendrite (See Note 7).  $2.0 million of the $9.0 million has already been incurred by IMS HEALTH but not yet reimbursed by the Company.  Applying a discount rate of 6.5% on the remaining $7.0 million not yet incurred is expected to result in a total payment to IMS HEALTH of approximately $8.4 million to settle the remaining Distribution Liability.

THE COMPANY MAY BE UNABLE TO GENERATE SUFFICIENT CASH FLOWS TO ADEQUATELY FUND CERTAIN DISTRIBUTION LIABILITIES.

If the Company incurs the Distribution Liability of up to $9.0 million, pursuant to the agreement with IMS HEALTH, in connection with the alleged violations of federal antitrust laws by our corporate predecessors, the Company’s cash flows may need to be over and above the projected income in order to meet the Company’s financial obligations.  There is no assurance that there will be a sufficient amount of pre-tax income to meet the financial obligations in respect to such Distribution Liabilities, which could have a material and adverse effect on the business, operating results and financial condition.

Pursuant to a letter of agreement signed with IMS HEALTH and Dendrite in May 2003, SYNAVANT has agreed to settle these Distribution Liabilities.  The settlement accelerates payments from January 2005 upon completion of the tender offer and merger with Dendrite (See Note 7).  $2.0 million of the $9.0 million has already been incurred by IMS HEALTH but not yet reimbursed by the Company.  Applying a discount rate of 6.5% on the remaining $7.0 million not yet incurred is expected to result in a total payment to IMS HEALTH of approximately $8.4 million to settle the remaining Distribution Liability.

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

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL.

SYNAVANT currently distributes controlled substances to doctors’ offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers.  It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict the Company’s ability to provide these types of services.  If any such legislation is enacted, it could have a material and adverse effect on the business, operating results and financial condition.

THE COMPANY RELIES ON THE ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY.

SYNAVANT relies on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect its proprietary technology. The steps taken or that will be taken in the future may not prevent misappropriation of the Company’s technology.  Further, protective actions taken in the future may not prevent competitors from developing products with features similar to the Company’s products.  In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.  Despite efforts to protect the products’ proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that is regarded as proprietary.  Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  Such litigation could result in substantial costs and diversion of resources and could harm the business, operating results and financial condition.

CLAIMS AGAINST THE COMPANY REGARDING PROPRIETARY TECHNOLOGY COULD REQUIRE THE COMPANY TO PAY LICENSING OR ROYALTY FEES OR TO MODIFY OR DISCONTINUE CERTAIN PRODUCTS.

Any claim that the Company’s products infringe on the intellectual property rights of others could materially and adversely affect the business, results of operations and financial condition.  Because knowledge of a third party’s patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office issues new patents on an ongoing basis, infringement claims against SYNAVANT are a continuing risk.

Infringement claims against the Company could cause product release delays, require redesign of the Company’s products, or require royalty or license agreements.  These agreements may be unavailable on terms acceptable to the Company.  Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases.  Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against the Company regarding our proprietary technology and intellectual property licensed from others.  Generally, third-party software licensors indemnify the Company from claims of infringement.  However, licensors may be unable to indemnify the Company fully for such claims, if at all.

If a court determines that one of the Company’s products violates a third party’s patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as the Company may have to:

•                  pay licensing fees or royalties to continue selling the product;

•                  incur substantial expense to modify the product so that the third party’s patent or other intellectual property rights no longer apply to the product; or

•                  stop selling the product.

In addition, if a court finds that one of the products infringes a third party’s patent or other intellectual property rights, then SYNAVANT may be liable to that third party for actual damages and attorneys’ fees.  If a court finds that the Company has willfully infringed on a third party’s patent, the third party may be able to recover treble damages, plus attorneys’ fees and costs.

SYNAVANT’S CERTIFICATE OF INCORPORATION, BYLAWS AND AGREEMENT WITH IMS HEALTH CONTAIN PROVISIONS THAT MAY DISCOURAGE A TAKEOVER.

SYNAVANT’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that may have the effect of discouraging an acquisition of control of the Company not approved by the Company’s Board of Directors.  Such provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of the Company, although such proposals, if made, might be considered desirable by a majority of the stockholders.  Such provisions could further have the effect of making it more difficult for third parties to cause the replacement of the Company’s Board of Directors.  These provisions include:

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

The Company has a stockholder rights plan that is designed to protect the stockholders in the event of an unsolicited offer and other takeover tactics that, in the opinion of the Company’s Board of Directors, could impair the Board’s ability to represent stockholder interests. The provisions of the stockholder rights plan may render an unsolicited takeover of the Company more difficult or less likely to occur or might prevent such a takeover.

Pursuant to the Distribution Agreement with IMS HEALTH, the Company is subject to certain non-competition arrangements that restrict our respective business activities for a specified period after the Distribution. Pursuant to the terms of the Distribution Agreement, the restrictions would generally be binding on an entity that acquires SYNAVANT or is the survivor in a business combination with the Company.  Such restrictions may have the effect of discouraging third parties from making proposals involving an acquisition or change in control of the Company.  SYNAVANT is also subject to the provisions of Delaware corporate law, which may restrict certain business combination transactions.

Pursuant to a letter of agreement signed with IMS HEALTH and Dendrite in May 2003, IMS HEALTH has agreed to eliminate the non-compete restrictions contained in Section 2.16 of the Distribution Agreement upon consummation of the Dendrite Agreement (See Note 7).

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

(b) Reports on Form 8-K

On March 17, 2003, the Company filed Form 8-K under Item 5 announcing the execution of a definitive Purchase Agreement with Cegedim S.A. to sell its global interactive marketing business (File 0-30822).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAVANT Inc.

Signature		Title	Date

By:	/s/ WAYNE P. YETTER	Chairman and Chief Executive Officer	May 15, 2003
	Wayne P. Yetter	(Principal Executive Officer)

By:	/s/ CLIFFORD A. FARREN, JR.	Senior Vice President and Chief Financial Officer	May 15, 2003
	Clifford A. Farren, Jr.	(Principal Financial and Accounting Officer)

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

Date: May 15, 2003	By:	/s/ Wayne P. Yetter
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

Date: May 15, 2003	By:	/s/ Clifford A. Farren, Jr.
Clifford A. Farren, Jr.
Chief Financial Officer